Form 10-Q
period 1996-03-31
CINEPLEX ODEON CORP /CAN/
filed 1996-05-15
CIK 811925

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
(Mark One)

  (X)    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
      OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  March 31, 1996
                                 --------------

              OR

  ( )    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
      OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ____________

Commission file number: 1-9454
                        ------


                          CINEPLEX ODEON CORPORATION
            ------------------------------------------------------
            (Exact name of Registrant as specified in its charter)


           Ontario, Canada                            Non-Resident Alien
     -----------------------------                    ------------------
     (State or other jurisdiction                     (I.R.S. Employer
     of incorporation or organization)                Identification No.)


     1303 Yonge Street, Toronto, Ontario                M4T 2Y9
     ---------------------------------------          -------------
     (Address of principal executive offices)         (Postal Code)


                                 416-323-6600
                        -------------------------------
                        (Registrant's telephone number
                             including area code)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X or No
                                       -

As of May 2, 1996, 103,058,039 shares of Cineplex Odeon Corporation Common Stock were outstanding.

                                                 TOTAL NO. OF PAGES  15
                                                                     -----
                                                 EXHIBIT INDEX PAGE  13
                                                                     -----

                          CINEPLEX ODEON CORPORATION

                                   FORM 10-Q


                                MARCH 31, 1996

                                     Index

PART I - FINANCIAL INFORMATION                                 Page No.
                                                               --------
  ITEM  1 - Financial Statements (Unaudited)

          Consolidated Balance Sheet
            March 31, 1996 and December 31, 1995                  3

          Consolidated Income Statement
            Three Months Ended March 31, 1996 and                 4
            March 31, 1995;

          Consolidated Statement of Changes in
            Cash Resources
            Three Months Ended March 31, 1996 and
            March 31, 1995                                        5

          Notes to the Consolidated Financial
            Statements - March 31, 1996                         6 - 7

  ITEM  2 - Management's Discussion and Analysis
            of Results of Operations and
            Financial Condition                                 8 - 9


PART II - OTHER INFORMATION

  ITEM  1 - Legal Proceedings                                    10

  ITEM  6 - Exhibits and Reports on Form 8-K                     10

  SIGNATURE PAGE                                                 11

     ------------------------------------------------------------------
                        CINEPLEX ODEON CORPORATION
                          CONSOLIDATED BALANCE SHEET
                        (in thousands of U.S. dollars)

     ------------------------------------------------------------------

                                                             Unaudited              Audited
                                                           March 31, 1996       December 31, 1995
                                                        -------------------     -------------------
ASSETS

CURRENT ASSETS
  Cash                                                  $           1,404       $           1,604
  Accounts receivable                                               9,279                  10,362
  Other                                                             8,884                   7,614
                                                        -------------------     -------------------
                                                                   19,567                  19,580

PROPERTY, EQUIPMENT AND LEASEHOLDS                                578,462                 583,442

OTHER ASSETS
  Long-term investments and receivables                             3,693                   3,945
  Goodwill                                                         33,649                  33,927
  Deferred charges                                                  8,442                   8,749
                                                        -------------------     -------------------
                                                                   45,784                  46,621

                                                        -------------------     -------------------
TOTAL ASSETS                                            $         643,813       $         649,643
                                                        ===================     ===================

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable and accruals                         $          55,912       $          59,591
  Deferred income                                                  14,415                  14,930
  Current portion of long-term debt and other                       7,242                   7,146
                                                        -------------------     -------------------
                                                                   77,569                  81,667

LONG-TERM DEBT                                                    307,050                 381,857

CAPITALIZED LEASE OBLIGATIONS                                       9,633                  10,451

DEFERRED INCOME                                                     7,942                   8,428

PENSION OBLIGATION                                                  1,216                   1,248

SHAREHOLDERS' EQUITY
  Capital stock (note 4)                                          554,535                 472,479
  Translation adjustment                                            2,753                   3,241
  Retained earnings (deficit)                                    (316,885)               (309,728)
                                                        -------------------     -------------------
                                                        $         240,403       $         165,992


COMMITMENTS AND CONTINGENCIES (note 2)
                                                        -------------------     -------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY              $         643,813       $         649,643
                                                        ===================     ===================

The accompanying notes are an integral part of these consolidated financial statements.

      ------------------------------------------------------------------
                          CINEPLEX ODEON CORPORATION
                         CONSOLIDATED INCOME STATEMENT
            (in thousands of U.S. dollars except per share figures)
      ------------------------------------------------------------------

                                                                Unaudited
                                                 3 Months Ended           3 Months Ended
                                                 March 31, 1996           March 31, 1995
                                                 --------------           --------------
REVENUE
  Admissions                                 $             91,259      $            78,594
  Concessions                                              31,861                   26,741
  Other                                                     5,231                    4,629
                                              ---------------------     --------------------
                                                          128,351                  109,964
EXPENSES
  Theatre operations and other expenses                   103,817                   96,102
  Cost of concessions                                       5,708                    4,795
  General and administrative                                4,175                    4,519
  Depreciation and amortization                            10,700                   10,208
                                              ---------------------     --------------------
                                                          124,400                  115,624
                                              ---------------------     --------------------

Income/(loss) before the undernoted                         3,951                   (5,660)

Other income(expenses)                                       (773)                   1,105
                                              ---------------------     --------------------

Income/(loss) before interest on long-term
 debt and income taxes                                      3,178                   (4,555)

Interest on long-term debt                                  9,921                   10,138
                                              ---------------------     --------------------

Loss before income taxes                                   (6,743)                 (14,693)
Income taxes                                                  414                      416
                                              ---------------------     --------------------
NET LOSS                                     $             (7,157)     $           (15,109)
                                              =====================     ====================
BASIC
Weighted average shares outstanding                   123,551,000              114,747,000
Loss per share                                              (0.06)                   (0.13)

FULLY DILUTED
Weighted average shares outstanding                   131,384,000              122,620,000
Loss per share                                              (0.06)                   (0.13)



The accompanying notes are an integral part of these consolidated financial statements.

         -------------------------------------------------------------
                          CINEPLEX ODEON CORPORATION
              CONSOLIDATED STATEMENT OF CHANGES IN CASH RESOURCES
            (in thousands of U.S. dollars except per share figures)
         -------------------------------------------------------------

                                                                                          Unaudited
                                                                        3 Months Ended                 3 Months Ended
                                                                        March 31, 1996                 March 31, 1995
                                                                        --------------                 ---------------
CASH PROVIDED BY (USED FOR)

OPERATING ACTIVITIES
        Net loss                                                  $               (7,157)          $             (15,109)
        Depreciation and amortization                                             10,700                          10,208
        Other non-cash items                                                        (484)                           (312)
                                                                     ---------------------            ---------------------
                                                                                   3,059                           (5,213)
        Net change in non-cash working capital                                    (3,899)                          (7,597)
                                                                     ---------------------            ---------------------
                                                                                    (840)                         (12,810)
FINANCING ACTIVITIES
        Decrease in long-term debt and other obligations                         (75,645)                          (1,443)
        Increase in long-term debt and other obligations                               0                           17,732
        Net change in operating credit facilities                                      0                              901
        Issue of share capital, net of issue costs                                82,056                                3
        Other                                                                       (728)                            (688)
                                                                     ---------------------             --------------------
                                                                                   5,683                           16,505
INVESTMENT ACTIVITIES
        Additions to property, equipment and leaseholds                           (5,469)                          (3,577)
        Long-term investments                                                          0                             (179)
        Proceeds on sale of certain theatre properties                               632                                0
        Other                                                                       (206)                               0
                                                                     ---------------------             --------------------
                                                                                  (5,043)                          (3,756)
                                                                     ---------------------             --------------------
NET INCREASE(DECREASE) DURING PERIOD                                                (200)                             (61)

CASH AT BEGINNING OF PERIOD                                                        1,604                            1,551
                                                                     ---------------------             --------------------
CASH AT END OF PERIOD                                             $                1,404            $               1,490
                                                                     =====================             ====================


CASH FLOW FROM OPERATING ACTIVITIES PER SHARE
        Basic                                                     $                (0.01)           $               (0.11)
        Fully Diluted                                             $                (0.01)           $               (0.11)


The accompanying notes are an integral part of these consolidated financial statements.

CINEPLEX ODEON CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 1996
(in U.S. dollars)
(Unaudited)

1. BASIS OF PRESENTATION

The consolidated financial statements in this quarterly report to shareholders are prepared in accordance with accounting principles generally accepted in Canada. For the three months ended March 31, 1996 and 1995, the application of accounting principles generally accepted in the United States did not have a material effect on the measurement of the Corporation's net loss and shareholders' equity. For information on differences between Canadian and United States generally accepted accounting principles, reference is made to the Corporation's 1995 annual report to shareholders.

The consolidated financial statements in this quarterly report to shareholders are based in part on estimates, and include all adjustments consisting of normal recurring accruals that management believes are necessary for a fair presentation of the Corporation's financial position as at March 31, 1996, and the results of its operations for the three months then ended. Operating results for the three months ended March 31, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996.

The consolidated financial statements and related notes have been prepared in accordance with generally accepted accounting principles applicable to interim periods; consequently they do not include all generally accepted accounting disclosures required for annual consolidated financial statements. For more complete information these consolidated financial statements should be read in conjunction with the consolidated financial statements and notes contained in the Corporation's 1995 annual report to shareholders.


2. COMMITMENTS AND CONTINGENCIES

i) The Corporation and its subsidiaries are currently subject to audit by taxation authorities in several jurisdictions. The taxation authorities have proposed to reassess taxes in respect of certain transactions and income and expense items. Management believes that the Corporation and its subsidiaries have meritorious defenses and is vigorously contesting the adjustments proposed by the taxation authorities. Although such matters cannot be predicted with certainty, management does not consider the Corporation's exposure to such litigation to be material to these financial statements.

ii) The Corporation and its subsidiaries are also involved in certain litigation arising out of the ordinary course and conduct of its business. The outcome of this litigation is not currently determinable. Although such matters cannot be predicted with certainty, management does not consider the Corporation's exposure to such litigation to be material to these financial statements.

3. SUMMARY FINANCIAL INFORMATION

The following is consolidated summarized financial information of the Corporation's wholly owned subsidiary Plitt Theatres, Inc.:

- ------------------------------------------------------------------------------------------
                                                Unaudited
                                              3 Months Ended    3 Months Ended
                                              March 31, 1996    March 31, 1995
- ------------------------------------------------------------------------------------------
Revenue                                          $ 86,670,000     $ 77,441,000
==========================================================================================

Income before general and administrative
expenses, depreciation and amortization,
interest on long-term debt
and income taxes                                 $ 10,475,000     $  4,597,000
==========================================================================================

Net loss                                         $ (8,787,000)    $(14,420,000)
==========================================================================================


- -------------------------------------------------------------------------------
                                             March 31, 1996   December 31, 1995
- -------------------------------------------------------------------------------
Current assets                                 $ 18,211,000       $ 21,259,000
Noncurrent assets                               498,521,000        502,989,000
Current liabilities                              58,529,000         54,790,000
Noncurrent liabilities                          268,806,000        282,577,000
===============================================================================

Current assets at March 31, 1996 include a net receivable from the Corporation and other corporations within the consolidated group in the amount of $4,999,000 (December 31, 1995 - net payable of $3,834,000). Noncurrent liabilities at March 31, 1996 and December 31, 1995 include $10,000,000 that is owed to the Corporation.


4.  CAPITAL STOCK

On March 20, 1996 the Corporation filed a supplemented final short form prospectus in Canada and the United States pursuant to the multi-jurisdictional disclosure system with respect to an offering of 25,000,000 Common Shares to the public at a price of $1.375 per share, for an aggregate consideration of $34,375,000. In addition, in accordance with the provisions of the Amended and Restated Subscription Agreement, MCA INC. (MCA) and the Charles Rosner Bronfman Trust (the Trust) agreed to subscribe for 24,242,181 SRV Shares and 12,121,454 Common Shares respectively, at the same price as the offering price to the public, for an aggregate consideration of $50,000,000. The public offering and the subscriptions by MCA and the Trust were completed on March 28, 1996. The net proceeds from the issuance of the Common and SRV Shares have been used to reduce indebtedness owing under the Corporation's revolving bank credit facilities.


5. RECLASSIFICATION

Certain of the prior period's balances have been reclassified to conform with the presentation adopted in the current period.

            Management's Discussion and Analysis of
            Results of Operations and Financial Condition
(All figures are in U.S. dollars except where otherwise noted)

The Corporation's net loss for the three months ended March 31, 1996 was $7,157,000 or $0.06 per share compared to a net loss of $15,109,000 or $0.13 per share for the same period in 1995.

LIQUIDITY AND CAPITAL RESOURCES

Cash flow from operations for the three months ended March 31, 1996 amounted to a net outflow of $840,000 compared to a net outflow of $12,810,000 for the same period in 1995. Excluding the impact of the net change in non-cash working capital, the Corporation's cash flow from operations for the three months ended March 31, 1996 amounted to a net inflow of $3,059,000 compared to a net outflow of $5,213,000 for the same period in 1995. The increase in cash flow resulted primarily from a significantly stronger box office performance and improved concession sales in the first quarter of 1996 compared to the first quarter of 1995.

On March 20, 1996 the Corporation filed a supplemented final short form prospectus in Canada and the United States pursuant to the multi-jurisdictional disclosure system with respect to an offering of 25,000,000 Common Shares to the public at a price of $1.375 per share, for an aggregate consideration of $34,375,000. In addition, in accordance with the provisions of the Amended and Restated Subscription Agreement, MCA INC. (MCA) and the Charles Rosner Bronfman Trust (the Trust) agreed to subscribe for 24,242,181 Subordinate Restricted Voting (SRV) Shares and 12,121,454 Common Shares respectively, at the same price as the offering price to the public, for an aggregate consideration of $50,000,000. The public offering and the subscriptions by MCA and the Trust were completed on March 28, 1996. On April 16, 1996, the Corporation issued 355,958 Common Shares at a price of $1.375 per Common Share as part of the over-allotment option provided to the underwriters pursuant to the public offering. The aggregate consideration from this issuance was approximately $489,000. The net proceeds from the issuances of the Common and SRV Shares have initially been used to reduce the Corporation's revolving bank credit facilities.

Management expects to open 10 new theatre locations (adding 99 new screens) and refurbish a total of 21 theatres (adding 49 new screens) during the remainder of 1996 at an estimated net cost of $33,000,000. In 1997 and 1998 it is management's current intention to open up to 31 new theatre locations (adding 320 screens) and refurbish a total of 25 theatres (adding 19 screens) at an estimated net cost to the Corporation of less than $81,000,000. The Corporation plans to fund this expansion program by drawing on its bank credit facilities and through internally generated cash flow. The Corporation's current strategy is to develop and build additional theatres and screens in target markets that complement the Corporation's existing position in such markets or that provide the Corporation with a strategic position in a new market. In addition to the Corporation's plans to develop and build theatres in North America, the Corporation's growth strategy also includes the development and operation of "location-based entertainment centres" which are destination entertainment complexes anchored by a movie theatre. In April 1996, the Corporation announced that it has entered into a strategic alliance with Sega GameWorks L.L.C., a joint venture comprised of SEGA Enterprises, DreamWorks SKG, and MCA, for the development and operation of location-based entertainment centres in the United States. It is the Corporation's current intention to invest approximately $10,000,000 in location-based entertainment centres during the next three years.

RESULTS OF OPERATIONS

The Corporation reports its results in U.S. dollars. In order to eliminate the impact of exchange rate fluctuations on the yearly comparison of both admission and concession revenue, the results of the Corporation's Canadian operations are measured in Canadian dollars. The Corporation's U.S. results have been impacted by the sale of 28 theatres, located in Florida and Georgia, to Carmike Cinemas, Inc. in the second quarter of 1995.

The Corporation's United States theatres recorded an increase in admission revenue of 11.5% for the three months ended March 31, 1996 compared to the same period in 1995. This admission revenue increase was the result of an 8.6% increase in attendance and a 2.9% increase in box office revenue per patron. Adjusting for theatres sold, the Corporation's United States theatres recorded an increase in admission revenue of 18.9%. This admission revenue increase was comprised of an 18.8% increase in attendance and a 0.1% increase in box office revenue per patron.

The Corporation's Canadian theatres reported an increase in admission revenue of 24.5% (when measured in Canadian dollars) for the three months ended March 31, 1996 compared to the same period in 1995. This increase was the result of an increase in attendance of 26.9% and a decrease in box office revenue per patron of 2.4% over the same period in 1995. The strong performance of films such as Broken Arrow, The Bird Cage, 12 Monkeys, Dead Man Walking and Sense and Sensibility in the first quarter of 1996 was responsible for the attendance improvement in both the Corporation's United States and Canadian theatres.

The Corporation's United States concession revenue increased by 12.2% for the three months ended March 31, 1996 compared to the same period in 1995. The attendance increase of 8.6%, combined with an increase in concession revenue per patron of 3.6% for the three months ended March 31, 1996 was responsible for the increase in concession revenue. Adjusting for theatres sold, the Corporation's United States theatres recorded an increase in concession revenue of 22.6%, reflecting the attendance increase of 18.8% and an increase in concession revenue per patron of 3.8%. The Corporation's Canadian concession revenue increased by 31.2% (when measured in Canadian dollars) for the three months ended March 31, 1996 compared to the same period in 1995, reflecting the increase in attendance of 26.9% and an increase in concession revenue per patron of 4.3%.

The gross margin from theatre operations (consisting of revenue from theatre operations less film cost, cost of concessions, advertising, theatre payroll, occupancy and supplies and services), when expressed as a percentage of theatre operating revenue, increased for the three months ended March 31, 1996 to 16.5% from 10.1% for the same period in 1995. The increase in the gross margin was attributable to the increased revenue experienced in both the Corporation's Canadian and United States theatres and the impact of the sale of certain theatres in Florida and Georgia.

General and administrative expenses decreased by 7.6% for the three months ended March 31, 1996 when compared to the same period of 1995. This decrease reflects the impact of certain one time costs incurred in the first quarter of 1995 and the sale of certain theatres in Florida and Georgia.

Interest on long-term debt decreased by 2.1% during the three months ended March 31, 1996 compared to the same period in 1995. Management anticipates that interest on long-term debt will continue to decline during at least the next two fiscal quarters of 1996 as a result of the initial application of the equity proceeds against the Corporation's long-term debt.

In the past twelve months the value of the Canadian dollar has strengthened relative to the United States dollar. While currency movements affect the reporting of revenues and expenses of the Corporation's Canadian operations, the financial impact is limited as the costs of operating the Canadian theatres are supported by the revenue of such theatres.

PART II - OTHER INFORMATION


ITEM 1       LEGAL PROCEEDINGS
             -----------------

The Corporation has been, and continues to be, involved in numerous legal proceedings. However, although such matters cannot be predicted with certainty, the Corporation does not believe that such lawsuits are likely to result in a judgment which would have a material adverse effect on the Corporation's financial condition.

ITEM 6       EXHIBITS AND REPORTS ON FORM 8-K
             --------------------------------

  (a)  Exhibit 11.1  Statement re Computation of Per Share Earnings.

  (b)  Exhibit 27  Financial Data Schedule

  (c) The Corporation did not file any reports on Form 8-K during the quarter ended March 31, 1996.

                                 SIGNATURES
                                 ----------


          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    CINEPLEX ODEON CORPORATION
                                    --------------------------
                                            (Registrant)



Date  May 13, 1996                       Allen Karp
    ------------------              ----------------------------
                                          Allen Karp
                                          President and Chief
                                          Executive Officer


Date  May 13, 1996                       Ellis Jacob
    ------------------              -----------------------------
                                          Ellis Jacob
                                          Executive Vice President
                                          and Chief Financial Officer

Commission File No. 1-9454




                      SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C.   20549



                                   EXHIBITS

                                      TO

                         QUARTERLY REPORT ON FORM 10-Q

                                      OF

                          CINEPLEX ODEON CORPORATION

                 For the Quarterly Period Ended March 31, 1996

                                 EXHIBIT INDEX
                                 -------------

                                                                Sequential
                                                                ----------
Exhibit                           Description                   Page Number
- -------                           -----------                   -----------
  11.1        Statement re Computation of Per Share Earnings.      14

  27          Financial Data Schedule                              15
