Form 10-Q
period 1996-06-30
CINEPLEX ODEON CORP /CAN/
filed 1996-08-14
CIK 811925

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
(Mark One)

  (X)    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  June 30, 1996
                                 -------------

                                      OR

  ( )    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to
                               -----------    ------------

Commission file number: 1-9454
                        ------


                          CINEPLEX ODEON CORPORATION
            -----------------------------------------------------
            (Exact name of Registrant as specified in its charter)


      Ontario, Canada                         Non-Resident Alien
- ----------------------------                 -------------------
(State or other jurisdiction                   (I.R.S. Employer
of incorporation or organization)             Identification No.)

1303 Yonge Street, Toronto, Ontario               M4T 2Y9
- ----------------------------------------       -------------
(Address of principal executive offices)       (Postal Code)


                                 416-323-6600
                        ------------------------------
                        (Registrant's telephone number
                             including area code)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X or No
                                       -       -

As of August 2, 1996, 103,317,239 shares of Cineplex Odeon Corporation Common Stock were outstanding.

                                                    TOTAL NO. OF PAGES  27
                                                                        --
                                                    EXHIBIT INDEX PAGE  15
                                                                        --

                          CINEPLEX ODEON CORPORATION

                                   FORM 10-Q


                                 JUNE 30, 1996

                                     Index


PART I - FINANCIAL INFORMATION                                 Page No.
                                                               --------

  ITEM  1 - Financial Statements (Unaudited)

         Consolidated Balance Sheet
           June 30, 1996 and December 31, 1995                      3

         Consolidated Income Statement
           Three Months Ended June 30, 1996 and
           June 30, 1995 and;

           Six Months Ended June 30, 1996 and                       4
           June 30, 1995

         Consolidated Statement of Changes in
         Cash Resources
           Six Months Ended June 30, 1996 and
           June 30, 1995                                            5

         Notes to the Consolidated Financial
           Statements - June 30, 1996                             6 - 7

  ITEM 2 - Management's Discussion and Analysis
           of Results of Operations and
           Financial Condition                                    8 - 10

PART II - OTHER INFORMATION

  ITEM 1 - Legal Proceedings                                         11

  ITEM 4 - Submission of Matters to a Vote of Security Holders    11 - 12

  ITEM 6 - Exhibits and Reports on Form 8-K                          12

  SIGNATURE PAGE                                                     13

                          CINEPLEX ODEON CORPORATION
                          CONSOLIDATED BALANCE SHEET
                        (in thousands of U.S. dollars)

                                                            Unaudited          Audited
                                                          June 30, 1996    December 31, 1995
                                                          -------------    -----------------
ASSETS

CURRENT ASSETS
  Cash                                                    $       1,750     $        1,604
  Accounts receivable                                             9,066             10,362
  Other                                                           8,432              7,614
                                                          -------------     --------------
                                                                 19,248             19,580

PROPERTY, EQUIPMENT AND LEASEHOLDS                              574,554            583,442

OTHER ASSETS
  Long-term investments and receivables                           3,762              3,945
  Goodwill                                                       33,368             33,927
  Deferred charges                                                8,080              8,749
                                                          -------------     --------------
                                                                 45,210             46,621
                                                          -------------     --------------
TOTAL ASSETS                                              $     639,012     $      649,643
                                                          =============     ==============

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable and accruals                           $      58,737     $       59,591
  Deferred income                                                14,196             14,930
  Current portion of long-term debt and other obligations         7,250              7,146
                                                          -------------     --------------
                                                                 80,183             81,667

LONG-TERM DEBT                                                  310,600            381,857

CAPITALIZED LEASE OBLIGATIONS                                     9,528             10,451

DEFERRED INCOME                                                   7,502              8,428

PENSION OBLIGATION                                                1,136              1,248

SHAREHOLDERS' EQUITY
  Capital stock                                                 555,350            472,479
  Translation adjustment                                          2,668              3,241
  Retained earnings (deficit)                                  (327,955)          (309,728)
                                                          -------------     --------------
                                                                230,063            165,992

COMMITMENTS AND CONTINGENCIES (note 2)
                                                          -------------     --------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                $     639,012     $      649,643
                                                          =============     ==============

The accompanying notes are an integral part of these consolidated financial statements.

                          CINEPLEX ODEON CORPORATION
                         CONSOLIDATED INCOME STATEMENT
            (in thousands of U.S. dollars except per share figures)


                                                                                         Unaudited
                                                          3 Months Ended    3 Months Ended    6 Months Ended    6 Months Ended
                                                          June 30, 1996     June 30, 1995     June 30, 1996     June 30, 1995
                                                          --------------    --------------    --------------    --------------
REVENUE
  Admissions                                              $      82,942      $     86,738      $    174,201      $    165,332
  Concessions                                                    29,071            30,347            60,932            57,088
  Other                                                           5,770             5,429            11,001            10,058
                                                          -------------      ------------      ------------       -----------
                                                                117,783           122,514           246,134           232,478

EXPENSES
  Theatre operations and other expenses                          99,171           102,614           202,988           198,716
  Cost of concessions                                             5,142             5,200            10,850             9,995
  General and administrative                                      4,530             4,471             8,705             8,990
  Depreciation and amortization                                  10,733            10,595            21,433            20,803
                                                          -------------      ------------      ------------       -----------
                                                                119,576           122,880           243,976           238,504
                                                          -------------      ------------      ------------       -----------

Income/(loss) before the undemoted                               (1,793)             (366)            2,158            (6,026)

Other income (expenses)                                             (64)           (3,755)             (837)           (2,650)
                                                          -------------      ------------      ------------       -----------

Income/(loss) before interest on long-term
 debt and income taxes                                           (1,857)           (4,121)            1,321            (8,676)

Interest on long-term debt                                        8,821            10,646            18,742            20,784
                                                          -------------      ------------      ------------       -----------
Loss before income taxes                                        (10,678)          (14,767)          (17,421)          (29,460)
Income taxes                                                        392               380               806               796
                                                          -------------      ------------      ------------       -----------
NET LOSS                                                  $     (11,070)     $    (15,147)     $    (18,227)     $    (30,256)
                                                          =============      ============      ============       ===========

BASIC
Weighted average shares outstanding                         176,510,000       114,753,000       150,030,000       114,750,000
Loss per share                                                   ($0.06)           ($0.13)           ($0.12)           ($0.26)

FULLY DILUTED
Weighted average shares outstanding                         183,311,000       122,618,000       157,347,000       122,619,000
Loss per share                                                   ($0.06)           ($0.13)           ($0.12)           ($0.26)


The accompanying notes are an integral part of these consolidated financial statements.

                          CINEPLEX ODEON CORPORATION
              CONSOLIDATED STATEMENT OF CHANGES IN CASH RESOURCES
            (in thousands of U.S. dollars except per share figures)


                                                                    Unaudited
                                                         6 Months Ended    6 Months Ended
                                                         June 30, 1996     June 30, 1995
                                                         --------------    --------------
CASH PROVIDED BY (USED FOR)

OPERATING ACTIVITIES
  Net loss                                                  $(18,227)          $(30,256)
  Depreciation and amortization                               21,433             20,803
  Other non-cash items                                          (901)             2,501
                                                            --------           ---------
                                                               2,305             (6,952)
  Net change in non-cash working capital                        (439)            (4,752)
                                                            --------           ---------
                                                               1,866            (11,704)
                                                            --------           ---------
FINANCING ACTIVITIES
  Decrease in long-term debt and other obligations           (72,201)             (4,073)
  Increase in long-term debt and other obligations              --                 1,078
  Net change in operating credit facilities                     --                 1,248
  Issue of share capital, net of issue costs                  82,871                  21
  Other                                                         (789)               (176)
                                                            --------           ---------
                                                               9,881              (1,902)
                                                            --------           ---------
INVESTMENT ACTIVITIES
  Additions to property, equipment and leaseholds            (11,540)             (7,751)
  Long-term investments                                          (11)                (30)
  Proceeds on sale of certain theatre properties                 712              22,000
  Other                                                         (762)               (272)
                                                            --------           ---------
                                                             (11,601)             13,947
                                                            --------           ---------
NET INCREASE (DECREASE) DURING PERIOD                            146                 341
CASH AT BEGINNING OF PERIOD                                    1,604               1,551
                                                            --------           ---------
CASH AT END OF PERIOD                                       $  1,750           $   1,892
                                                            ========           =========
CASH FLOW FROM OPERATING ACTIVITIES PER SHARE
  Basic                                                     $   0.01           $   (0.10)
  Fully Diluted                                             $   0.01           $   (0.10)


The accompanying notes are an integral part of these consolidated financial statements.

CINEPLEX ODEON CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 1996
(in U.S. dollars)
(Unaudited)

1. BASIS OF PRESENTATION

The consolidated financial statements in this quarterly report to shareholders are prepared in accordance with accounting principles generally accepted in Canada. For the three and six months ended June 30, 1996, the application of accounting principles generally accepted in the United States did not have a material effect on the measurement of the Corporation's net loss and shareholders' equity. For information on differences between Canadian and United States generally accepted accounting principles, reference is made to the Corporation's 1995 annual report to shareholders.

The consolidated financial statements in this quarterly report to shareholders are based in part on estimates, and include all adjustments consisting of normal recurring accruals that management believes are necessary for a fair presentation of the Corporation's financial position as at June 30, 1996, and the results of its operations for the three and six months then ended.
Operating results for the three and six months ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996.

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

3. SUMMARY FINANCIAL INFORMATION

The following is consolidated summarized financial information of the Corporation's wholly owned subsidiary Plitt Theatres, Inc.:

- -----------------------------------------------------------------------------------------------------------------
                                                                         Unaudited
                                            3 Months Ended   3 Months Ended     6 Months Ended    6 Months Ended
                                             June 30, 1996    June 30, 1995     June 30, 1996      June 30, 1995
- -----------------------------------------------------------------------------------------------------------------
Revenue                                       $ 84,344,000     $ 89,317,000        $171,014,000     $166,758,000
=================================================================================================================

Income before general and administrative
expenses, depreciation and amortization,
interest on long-term debt
and income taxes                              $  9,995,000     $  8,692,000        $ 20,470,000     $ 13,443,000
=================================================================================================================

Net loss                                      $ (9,282,000)    $(10,835,000)       $(18,069,000)    $(25,101,000)
=================================================================================================================



- -----------------------------------------------------------------------------------------------------------------
                                             June 30, 1996    December 31, 1995
- -----------------------------------------------------------------------------------------------------------------
Current assets                                $ 20,343,000     $ 21,259,000
Noncurrent assets                              493,014,000      502,989,000
Current liabilities                             55,253,000       54,790,000
Noncurrent liabilities                         265,325,000      282,577,000
=================================================================================================================

Current liabilities at June 30, 1996 include a net payable to the Corporation and other corporations within the consolidated group in the amount of $7,665,000 (December 31, 1995 - net payable of $3,834,000). Noncurrent liabilities at June 30, 1996 and December 31, 1995 include $10,000,000 that is owed to the Corporation.


4. RECLASSIFICATION

Certain of the prior period's balances have been reclassified to conform with the presentation adopted in the current period.

                    Management's Discussion and Analysis of
                 Results of Operations and Financial Condition

(All figures are in U.S. dollars except where otherwise noted)

The Corporation's net loss for the three months ended June 30, 1996 was $11,070,000 or $0.06 per share compared to a net loss of $15,147,000 or $0.13 per share for the same period in 1995. For the six months ended June 30, 1996 the net loss was $18,227,000 or $0.12 per share as compared to $30,256,000 or $0.26 per share in the corresponding period in the prior year. The net loss per share in the 1996 periods reflects the impact of the Corporation's equity offering completed in the first quarter of 1996.

LIQUIDITY AND CAPITAL RESOURCES

Cash flow from operations for the six months ended June 30, 1996 amounted to a net inflow of $1,866,000 compared to a net outflow of $11,704,000 for the same period in 1995. Excluding the impact of the net change in non-cash working capital, the Corporation's cash flow from operations for the six months ended June 30, 1996 amounted to a net inflow of $2,305,000 compared to a net outflow of $6,952,000 for the same period in 1995. The increase in cash flow resulted primarily from the stronger box office performance, improved concession sales and a reduction in interest on long-term debt in the first six months of 1996 compared to the same period of 1995.

Management expects to open 9 new theatre locations (adding 90 new screens) and refurbish a total of 18 theatres (adding 49 new screens) during the remainder of 1996 at an estimated net cost of $29,000,000. In 1997 and 1998 it is management's current intention to open up to 31 new theatre locations (adding 320 screens) and refurbish a total of 25 theatres (adding 19 screens) at an estimated net cost to the Corporation of less than $81,000,000. The Corporation's current strategy is to develop and build additional theatres and screens in target markets that complement the Corporation's existing position in such markets or that provide the Corporation with a strategic position in a new market. In addition to the Corporation's plans to develop and build theatres in North America, the Corporation's growth strategy also includes the development and operation of "location-based entertainment centres" which are destination entertainment complexes anchored by a movie theatre. The first such centre is scheduled to open in Calgary, Alberta in the third quarter of 1996. It is the Corporation's current intention to invest approximately $10,000,000 in location-based entertainment centres during the next three years. The Corporation plans to fund its expansion programs by drawing on its bank credit facilities and through internally generated cash flow.

At June 30, 1996 the Corporation's long-term debt was $310,600,000 as compared to $381,857,000 at December 31, 1995. This reduction reflects the fact that the equity proceeds raised by the Corporation in the first quarter of 1996 have been used to initially reduce the Corporation's revolving long-term credit facilities.

RESULTS OF OPERATIONS

The Corporation reports its results in U.S. dollars. In order to eliminate the impact of exchange rate fluctuations on the yearly comparison of both admission and concession revenue, the results of the Corporation's Canadian operations as discussed below are measured in Canadian dollars. The Corporation's U.S. results for the second quarter and the first six months of 1996 have been impacted by the sale of 28 theatres, located in Florida and Georgia, to Carmike Cinemas, Inc. in the second quarter of 1995.

The Corporation's United States theatres recorded a decrease in admission revenue of 5.6% for the three months ended June 30, 1996 compared to the same period in 1995. This admission revenue decrease was the result of a 10.5% decrease in attendance and a 4.9% increase in box office revenue per patron. Adjusting for theatres sold, the Corporation's

United States theatres recorded a decrease in admission revenue of 2.4%. This admission revenue decrease was comprised of a 5.9% decrease in attendance and a 3.5% increase in box office revenue per patron. Admission revenue for the six months ended June 30, 1996 increased by 2.4% compared to the same period in 1995. This increase was the result of a 1.5% decrease in attendance and a 3.9% increase in box office revenue per patron. Adjusting for theatres sold, admission revenue for the six months ended June 30, 1996 increased by 7.4%. This increase was a result of a 5.4% increase in attendance and a 2.0% increase in box office revenue per patron.

The Corporation's Canadian theatres reported a decrease in admission revenue of 1.9% (when measured in Canadian dollars) for the three months ended June 30, 1996 compared to the same period in 1995. This decrease was the result of a decrease in attendance of 0.9% and a decrease in box office revenue per patron of 1.0% over the same period in 1995. Admission revenue for the six months ended June 30, 1996 increased by 11.5% compared to the same period in 1995. This increase was the result of a 13.2% increase in attendance and a 1.7% decrease in box office revenue per patron.

The decrease in both second quarter attendance and admission revenue in 1996 as compared to the same period in 1995 reflects a difficult comparison, given the strength of the second quarter of 1995 box office. However, the increase in admission revenue for the first six months of 1996 as compared to the first six months of 1995 resulted from the strong first quarter performance in 1996 due to movies such as "Broken Arrow", "The Bird Cage", and "Twelve Monkeys".

The Corporation's United States concession revenue decreased by 6.6% for the three months ended June 30, 1996 compared to the same period in 1995. The attendance decrease of 10.5%, combined with an increase in concession revenue per patron of 3.9% was responsible for the decrease in concession revenue. Adjusting for theatres sold, the Corporation's United States theatres recorded a decrease in concession revenue of 2.2%, reflecting the attendance decrease of 5.9% and an increase in concession revenue per patron of 3.7%. Concession revenue increased by 2.0% for the six months ended June 30, 1996 compared to the same period in 1995. This increase was the result of a 1.5% decrease in attendance and a 3.5% increase in concession revenue per patron. Adjusting for theatres sold, concession revenue for the six months ended June 30, 1996 increased by 8.9%. This increase is a result of a 5.4% increase in attendance and a 3.5% increase in concession revenue per patron.

The Corporation's Canadian concession revenue increased by 1.2% (when measured in Canadian dollars) for the three months ended June 30, 1996 compared to the same period in 1995, reflecting the decrease in attendance of 0.9% and an increase in concession revenue per patron of 2.1%. Concession revenue increased by 16.1% in the six months ended June 30, 1996 compared to the same period in 1995, reflecting the 13.2% increase in attendance and a 2.9% increase in concession revenue per patron.

The gross margin from theatre operations (consisting of revenue from theatre operations less film cost, cost of concessions, theatre advertising, payroll, occupancy and supplies and services), when expressed as a percentage of theatre operating revenue, decreased for the three months ended June 30, 1996 to 13.3% from 13.7% for the same period in 1995. This decrease is attributable to the decreased revenue experienced in both the Corporation's Canadian and United States theatres in the second quarter of 1996. The gross margin from theatre operations for the six months ended June 30, 1996 increased from 12.0% to 15.0%. This increase in gross margin is due to the impact of the sale of certain theatres in Florida and Georgia and the fixed component of theatre operations expenses which did not fluctuate with the increase in revenues for the six months ended June 30, 1996.

General and administrative expenses decreased by 3.2% for the six months ended June 30, 1996 when compared to the same period of 1995. This decrease primarily reflects the impact of certain one time costs incurred in the first quarter of 1995.

Interest on long-term debt decreased by 9.8% during the six months ended June 30, 1996 compared to the same period in 1995. This decrease is a result of the initial application of equity proceeds from the public offering in March of 1996 against the Corporation's long-term debt.

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


ITEM 4       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
             ---------------------------------------------------

The annual and special meeting of the Corporation was held on Thursday June 6, 1996 in Toronto, Ontario. The Corporation has outstanding both Common Shares and Subordinate Restricted Voting Shares (the "SRV Shares"). MCA INC. ("MCA"), a diversified entertainment company, is the sole holder of the SRV Shares.
Other than with respect to the election of directors, MCA, as the sole holder of SRV Shares, was entitled at this meeting to one vote less than one-third of the votes attached to all outstanding voting securities of the Corporation. With respect to the election of directors, all shareholders, including MCA, were entitled to exercise one vote for each voting security owned by them with regards to those candidates nominated by MCA for election to the board of directors. MCA was not entitled to vote any of its SRV Shares for any other nominees. Following is a description of each matter submitted to a vote of security holders and the outcome of each such vote:

i) The election of directors. All individuals nominated for election by the Corporation or by the Corporation at the request of MCA, as the case may be, were confirmed as directors. Rudolph P. Bratty received 82,313,848 votes for, with 730,212 votes withheld; John H. Daniels received 82,305,854 votes for, with 738,206 votes withheld; Bruce L. Hack (a nominee of MCA) received 82,290,424 votes for, with 753,636 votes withheld; Ellis Jacob received 82,437,413 votes for, with 606,647 votes withheld; Allen Karp received 82,423,834 votes for, with 620,226 votes withheld; E. Leo Kolber received 82,426,622 votes for, with 617,438 votes withheld; Andrew J. Parsons received 82,444,254 votes for, with 599,806 votes withheld; Eric W. Pertsch (a nominee of MCA) received 82,418,332 votes for, with 625,728 votes withheld; Robert Rabinovitch received 82,285,531 votes for, with 758,529 votes withheld; James D. Raymond received 82,317,914 votes for, with 726,146 votes withheld; Lynwood Spinks (a nominee of MCA) received 82,291,892 votes for, with 752,168 votes withheld; and Howard L. Weitzman (a nominee of MCA) received 82,279,881 votes for, with 764,179 votes withheld.

ii) The appointment of KPMG Peat Marwick Thorne as independent auditors. 82,725,473 votes were cast for the appointment of KPMG Peat Marwick Thorne, 172,031 votes were withheld and 168,032 were spoiled.

iii) A resolution authorizing the board of directors of the Corporation to fix the remuneration of the auditors. 82,456,316 votes were cast for the resolution, 206,891 votes were withheld and 402,329 were spoiled.

iv) A special resolution amending the Articles of the Corporation. This resolution amends the definition of "MCA stocks" so that MCA, as holder of all of the issued and outstanding SRV Shares, will have the same voting rights held by it from 1986 until June 1995 (when Seagram acquired an 80% indirect interest in MCA), namely, one vote less than one-third of the votes attached to all issued and outstanding voting shares of the Corporation, other than with respect to the election of directors. 66,030,989 votes were cast for the resolution, 1,709,022 votes were cast against, 408,163 votes were spoiled, and there were 14,917,362 broker non-votes with respect to this resolution.

v) A resolution authorizing the Corporation to amend the Stock Option Plan of the Corporation by increasing the number of Common Shares available for issuance under the Stock Option Plan from 11,478,487 to 17,646,716. 64,493,236 votes were cast for the resolution, 3,217,665 votes were cast against, 437,273 were spoiled, and there were 14,917,362 broker non-votes with respect to this resolution.

vi) A resolution authorizing the Corporation to amend the exercise prices of outstanding stock options issued under the Stock Option Plan to purchase a total of 5,679,000 Common Shares held by senior officers of the Corporation by changing the exercise prices of such stock options to $1.868 (Cdn) per Common Share and authorizing the Corporation to amend the expiry dates of outstanding stock options issued under the Stock Option Plan to purchase a total of 2,019,000 Common Shares held by senior officers of the Corporation by extending the expiry dates of such stock options to the date which is 10 years from the date of the original grant of such stock options. 73,892,942 votes were cast for the resolution, 7,181,340 votes were cast against, 276,934 were spoiled, and there were 1,675,988 broker non-votes with respect to this resolution.

        There were no broker non-votes with respect to matters i), ii) and iii) above. The number of abstentions for each matter is equal to the withheld votes for each matter.


ITEM 6       EXHIBITS AND REPORTS ON FORM 8-K
             --------------------------------

  (a)  Exhibit 3.1  Articles of the Corporation as amended effective June 6,
                    1996.

  (b)  Exhibit 10.1 Stock Option Plan as amended effective June 6, 1996.

  (c)  Exhibit 11.1 Statement re Computation of Per Share Earnings.

  (d)  Exhibit 27  Financial Data Schedule.

  (e) The Corporation did not file any reports on Form 8-K during the quarter ended June 30, 1996.

                                  SIGNATURES
                                  ----------


          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    CINEPLEX ODEON CORPORATION
                                    --------------------------
                                          (Registrant)



Date  August 13, 1996                      Allen Karp
    ------------------              --------------------------
                                       Allen Karp
                                       President and Chief
                                       Executive Officer


Date  August 13, 1996                      Ellis Jacob
    ------------------              --------------------------
                                           Ellis Jacob
                                    Executive Vice President
                                    and Chief Financial Officer

Commission File No. 1-9454



                      SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C.   20549



                                   EXHIBITS

                                      TO

                         QUARTERLY REPORT ON FORM 10-Q

                                      OF

                          CINEPLEX ODEON CORPORATION

                 For the Quarterly Period Ended June 30, 1996

                                  EXHIBIT INDEX
                                  -------------


                                                                  Sequential
                                                                  ----------
Exhibit                         Description                       Page Number
- -------                         -----------                       -----------

   3.1       Articles of the Corporation as amended
             effective June 6,1996                                     16

  10.1       Stock Option Plan as amended effective June 6, 1996.     17-25

  11.1       Statement re Computation of Per Share Earnings.           26

  27         Financial Data Schedule.                                  27