Form 10-Q
period 1996-09-30
CINEPLEX ODEON CORP /CAN/
filed 1996-11-13
CIK 811925

FORM 10 - Q

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
(Mark One)

     (X)    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended:  September 30, 1996
                                  ------------------
                             OR

     ( )    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from     to

 Commission file number: 1-9454
                         ------

	                  CINEPLEX ODEON CORPORATION
       ------------------------------------------------------
       (Exact name of Registrant as specified in its charter)


	      Ontario, Canada        	         	Non-Resident Alien
 ----------------------------------      ------------------
	(State or other jurisdiction		          (I.R.S. Employer
	 of incorporation or organization)	     Identification No.)


1303 Yonge Street, Toronto, Ontario   	  	        M4T 2Y9
---------------------------------------         -------------
(Address of principal executive offices)	       (Postal Code)


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
     -

As of November 2, 1996, 103,323,551 shares of Cineplex Odeon Corporation
 Common Stock were outstanding.

                                        TOTAL NO. OF PAGES  35

				                                   	EXHIBIT INDEX PAGE  14

             CINEPLEX ODEON CORPORATION

	                    FORM 10-Q

                	SEPTEMBER 30, 1996

	                       Index


PART I - FINANCIAL INFORMATION                        	 	Page No.
                                                         --------
ITEM  1 - Financial Statements (Unaudited)

	Consolidated Balance Sheet
	  September 30, 1996 and December 31, 1995	            	  3

	Consolidated Income Statement
	  Three Months Ended September 30, 1996 and
	  September 30, 1995 and;

	Nine Months Ended September 30, 1996 and              		  4
 	  September 30, 1995

	Consolidated Statement of Changes in
	Cash Resources
	  Nine Months Ended September 30, 1996 and
	  September 30, 1995    	    			                          5

	Notes to the Consolidated Financial
	Statements - September 30, 1996                      	  6 - 7


ITEM 2 - Management's Discussion and Analysis
	 of Results of Operations and
	 Financial Condition                                 	  8 - 10


PART II - OTHER INFORMATION

ITEM 1 - Legal Proceedings	                                11

ITEM 6 - Exhibits and Reports on Form 8-K	                 11

SIGNATURE PAGE	                                            12

	CINEPLEX ODEON CORPORATION
	CONSOLIDATED BALANCE SHEET
	(in thousands of U.S. dollars)


		                          Unaudited		                  Audited
		                          September 30, 1996		         December 31, 1995
                            ------------------           -----------------
ASSETS

CURRENT ASSETS
  Cash		                     $       1,927          		   $         1,604
  Accounts receivable 		             7,956 		                     10,362
  Other		                            9,332 	                       7,614
                            --------------               ---------------
 		                                 19,215 	                      19,580

PROPERTY, EQUIPMENT AND
LEASEHOLDS 	                      	574,685 		                    583,442

OTHER ASSETS
  Long-term investments and
    receivables	                    	2,966                       		3,945
  Goodwill 	                       	33,096 	                     	33,927
  Deferred charges 	                	7,991                        	8,749
                             -------------                --------------
	                                   44,053 	                     	46,621
						                       -------------                --------------

TOTAL ASSETS	     	          $     637,953     	          $      649,643
						                       =============                ==============

LIABILITIES AND SHAREHOLDERS'
EQUITY

CURRENT LIABILITIES
  Accounts payable and
   accruals		                $     54,726 	               $      59,591
  Deferred income 	                14,840 		                     14,930
  Current portion of long-term
   debt and other obligations     		6,749                       		7,146
                             ------------                 -------------
                                   76,315                      		81,667

LONG-TERM DEBT                  		315,908                     		381,857

CAPITALIZED LEASE OBLIGATIONS	     	8,850                      		10,451

DEFERRED INCOME 	                  	7,172 	                      	8,428

PENSION OBLIGATION                  		993                       		1,248

SHAREHOLDERS' EQUITY
  Capital stock	                 	555,356                     		472,479
  Translation adjustment 		         4,284                       		3,241
  Retained earnings (deficit)	  	(330,925)                   		(309,728)
                             -------------                 -------------
                                  228,715                     		165,992

COMMITMENTS AND CONTINGENCIES (note 2)

TOTAL LIABILITIES AND
SHAREHOLDERS' EQUITY           $  637,953 	                   $ 649,643
                            ==============                   ============

The accompanying notes are an integral part of these consolidated financial statements.

	CINEPLEX ODEON CORPORATION
	CONSOLIDATED INCOME STATEMENT
(in thousands of U.S. dollars except per share figures)


			                                              		Unaudited

                       3 Months Ended	  	3 Months Ended	   	9 Months Ended		    9 Months Ended
		                  September 30, 1996	September 30, 1995	September 30, 1996	September 30, 1995
                    ------------------ ------------------ ------------------ ------------------
REVENUE
  Admissions		               $  99,893     $ 111,038          $ 274,094          $ 276,370
  Concessions		                 36,169       	39,168           		97,101       	     96,256
  Other		                        5,914 	      	5,461           		16,915             15,519
                         -------------  ------------     --------------         -----------
                             		141,976      	155,667          		388,110      	    	388,145
EXPENSES
  Theatre operations and
   other expenses         		   113,412       118,955          		316,400 	    	     317,671
  Cost of concessions	          	6,473 	 	     6,767           		17,323 	          	16,762
  General and administrative		   4,625 	      	4,262 		          13,330 		          13,252
  Depreciation and amortization	10,943 	     	10,903 		          32,376 		          31,706
                          ------------    -----------     -------------         ------------
                            		 135,453      	140,887          		379,429           	379,391
                         -------------    -----------     -------------         ------------
Income before the undernoted  	 	6,523      		14,780            		8,681            		8,754

Other income(expenses)          		(458)	      	(156)	          	(1,295)           	 (2,806)
                          -------------   -----------      ------------         ------------
Income before interest on
long-term debt and income
taxes  												             	6,065       	14,624 	          	7,386      	     	 5,948

Interest on long-term debt     		8,736      		10,096          		27,478            	30,880
								                  -------------   -----------      ------------          ------------
Income/(loss) before income
taxes	                         	(2,671)	      	4,528        		(20,092)           	(24,932

Income taxes                     		299 	        	195 	         	1,105                	991
												             --------------   -----------      ------------         ------------
NET INCOME / (LOSS)		         $ (2,970)		    $ 4,333 	       $ (21,197) 	      	$ (25,923
										               ==============   ===========      ============         ============

BASIC
Weighted average shares
 outstanding		              176,765,000 		114,769,000    		159,007,000           114,757,000
Net income(loss) per share	     ($0.02)       		$0.04         		($0.13)		            ($0.23)

FULLY DILUTED
Weighted average shares
 outstanding	              	183,362,000 		 122,611,000     	166,082,000           	122,616,000
Net income(loss) per share		     ($0.02)       		$0.04 	       	($0.13)	            	($0.23)


The accompanying notes are an integral part of these consolidated financial statements.

CINEPLEX ODEON CORPORATION
CONSOLIDATED STATEMENT OF CHANGES IN CASH RESOURCES
	(in thousands of U.S. dollars except per share figures)


				                                               Unaudited
	                                     		 9 Months Ended      9 Months Ended
    	                               	September 30, 1996		September 30, 1995
	                           					    ------------------  ------------------
CASH PROVIDED BY (USED FOR)

OPERATING ACTIVITIES
		Net loss	                              $  (21,197)		       $ (25,923)
		Depreciation and amortization             	32,376            	31,706
		Other non-cash items                      	(1,569)           		1,692
                                      --------------        -----------
	                                             9,610             	7,475
		Net change in non-cash working
    capital	                                 (3,027)	          	(6,124)
                                      --------------        ------------
	                                             6,583             	1,351
                                      --------------        ------------
FINANCING ACTIVITIES
		Decrease in long-term debt and
   other obligations	                       (67,835)          	(12,953)
		Increase in long-term debt and
   other obligations	                             -            	14,166
		Issue of share capital, net of
   issue costs                              	82,877                	56
		Other                                     	(1,474)             	(523)
                                      --------------        -------------
	                                            13,568               	746
                                      --------------        -------------
INVESTMENT ACTIVITIES
		 Additions to property, equipment
     and leaseholds                         (18,981)          	(25,115)
		Long-term investments	                       (260)		             (73)
		Proceeds on sale of certain
     theatre properties	                      1,901 	           23,674
		Other                                      (2,488)              (458)
                                      --------------        -------------
	                                           (19,828)	          	(1,972)
							                               --------------        -------------

	NET INCREASE DURING PERIOD                   		323              		125

	CASH AT BEGINNING OF PERIOD                		1,604             	1,551
                                      --------------        -------------
	CASH AT END OF PERIOD		                    $ 1,927 		         $ 1,676
							                               ==============        ==============

	CASH FLOW FROM OPERATING ACTIVITIES
 PER SHARE
	        Basic 	                            $  0.04              $  0.01
	       	Fully Diluted                      $  0.04        				  $  0.01

The accompanying notes are an integral part of these consolidated financial statements.

CINEPLEX ODEON CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 1996
(in U.S. dollars)
(Unaudited)

1. BASIS OF PRESENTATION

The consolidated financial statements in this quarterly report to shareholders are prepared in accordance with accounting principles generally accepted in Canada. For the three and nine months ended September 30, 1996, the application of accounting principles generally accepted in the United States did not have a material effect on the measurement of the Corporation's net loss and shareholders' equity. For information on differences between Canadian and United States generally accepted accounting principles, reference is made to the Corporation's 1995 annual report to shareholders.

The consolidated financial statements in this quarterly report to shareholders are based in part on estimates, and include all adjustments consisting of normal recurring accruals that management believes are necessary for a fair presentation of the Corporation's financial position as at September 30, 1996, and the results of its operations for the three and nine months then ended. Operating results for the three and nine months ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996.

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

3. SUMMARY FINANCIAL INFORMATION

The following is consolidated summarized financial information of the Corporation's wholly owned subsidiary Plitt Theatres, Inc.:

--------------------------------------------------------------------------------------------------------------------
                                                                   Unaudited
       			        	3 Months Ended		3 Months Ended		9 Months Ended		9 Months Ended
                  	Sept. 30, 1996	 Sept. 30, 1995  Sept. 30, 1996 	Sept. 30, 1995
---------------------------------------------------------------------------------
Revenue 	        		$   95,433,000		$  105,621,000		$  266,447,000		$  272,379,000
=================================================================================

Income before general and
administrative expenses,
depreciation and amortization,
interest on long-term debt
and income taxes		$   14,993,000		$   18,665,000		$   35,463,000		$   32,108,000
=================================================================================

Net loss	       		$   (4,222,000) 	$    (855,000) 	$ (22,291,000)	$  (25,956,000)
=================================================================================



-----------------------------------------------------------------------
             				September 30, 1996     	December 31, 1995
-----------------------------------------------------------------------
Current assets	   		$  	 14,572,000         $   21,259,000
Noncurrent assets	 	   	487,109,000	           502,989,000
Current liabilities		    53,443,000	            54,790,000
Noncurrent liabilities	 263,440,000            282,577,000
=======================================================================


Current liabilities at September 30, 1996 include a net payable to the Corporation and other corporations within the consolidated group in the amount of $4,682,000 (December 31, 1995 - net payable of $3,834,000).
Noncurrent liabilities at September 30, 1996 and December 31, 1995 include $10,000,000 that is owed to the Corporation.


4. RECLASSIFICATION

Certain of the prior period's balances have been reclassified to conform with the presentation adopted in the current period.

	Management's Discussion and Analysis of
	Results of Operations and Financial Condition

(All figures are in U.S. dollars except where otherwise noted)

The Corporation's net loss for the three months ended September 30, 1996 was $2,970,000 or $0.02 per share compared to a net income of $4,333,000 or $0.04 per share for the same period in 1995. For the nine months ended September 30, 1996, the net loss was $21,197,000 or $0.13 per share as compared to $25,923,000 or $0.23 per share in the corresponding period in the prior year. The loss in the third quarter of 1996 is directly attributable to the impact of the Summer Olympics on the industry box office and a disappointing late summer film release schedule.

LIQUIDITY AND CAPITAL RESOURCES

Cash flow from operations for the nine months ended September 30, 1996 amounted to a net inflow of $6,583,000 compared to a net inflow of $1,351,000 for the same period in 1995. Excluding the impact of the net change in non-cash working capital, the Corporation's cash flow from operations for the nine months ended September 30, 1996 amounted to a net inflow of $9,610,000 compared to a net inflow of $7,475,000 for the same period in 1995. The increase in cash flow resulted primarily from the reduction in interest on long-term debt in the first nine months of 1996 compared to the same period of 1995.

Management expects to open 8 new theatre locations (adding 74 new screens) and refurbish a total of 8 theatres (adding 19 new screens) during the remainder of 1996 at an estimated net cost of $18,000,000. In 1997 it is management's current intention to open up to 26 new theatre locations (adding 257 screens) and refurbish a total of 4 theatres (adding 17 screens) at an estimated net cost to the Corporation of less than $70,000,000. The Corporation's current strategy is to develop and build additional theatres and screens in target markets that complement the Corporation's existing position in such markets or that provide the Corporation with a strategic position in a new market. In addition to the Corporation's plans to develop and build theatres in North America, the Corporation's growth strategy also includes the development and operation of "location-based entertainment centres" and limited international expansion. Location-based entertainment centres are destination entertainment complexes anchored by a movie theatre and the first such centre opened in Calgary, Alberta during the third quarter of 1996. It is the Corporation's current intention to invest approximately $10,000,000 in location-based entertainment centres during the next three years. The Corporation will open its first theatre outside of North America in Budapest, Hungary in the fourth quarter of 1996. In addition to Hungary, management is reviewing other international markets with a view to finalizing an international strategy. At this stage it is premature to comment on the magnitude of the Corporation's capital commitment relating to its international expansion strategy. The Corporation plans to fund its expansion programs by drawing on its bank credit facilities and through internally generated cash flow. The Corporation has approximately $86,500,000 available under its bank credit facilities at September 30, 1996.

At September 30, 1996 the Corporation's long-term debt was $315,908,000 as compared to $381,857,000 at December 31, 1995. This reduction reflects the fact that the equity proceeds raised by the Corporation in the first quarter of 1996 were used to initially reduce the Corporation's revolving long-term credit facilities.

RESULTS OF OPERATIONS

The Corporation reports its results in U.S. dollars. In order to eliminate the impact of exchange rate fluctuations on the yearly comparison of both admission and concession revenue, the results of the Corporation's Canadian operations as discussed below are measured in Canadian dollars. The Corporation's U.S. results for the first nine months of 1996 have been impacted by the sale of 28 theatres, located in Florida and Georgia, to Carmike Cinemas, Inc. in the second quarter of 1995.

The Corporation's United States theatres recorded a decrease in admission revenue of 10.2% for the three months ended September 30, 1996 compared to the same period in 1995. This admission revenue decrease was the result of a 13.8% decrease in attendance offset by a 3.6% increase in box office revenue per patron. Admission revenue for the nine months ended
September 30, 1996 decreased by 2.5% compared to the same period in 1995. This decrease was the result of a 6.3% decrease in attendance offset by a 3.8% increase in box office revenue per patron. Adjusting for theatres sold, admission revenue for the nine months ended September 30, 1996 increased by 0.4%. This increase was a result of a 2.3% decrease in attendance and a 2.7% increase in box office revenue per patron.

The Corporation's Canadian theatres reported a decrease in admission revenue of 10.1% (when measured in Canadian dollars) for the three months ended September 30, 1996 compared to the same period in 1995. This decrease was the result of a decrease in attendance of 9.4% and a decrease in box office revenue per patron of 0.7% over the same period in 1995. Admission revenue for the nine months ended September 30, 1996 increased by 2.2% compared to the same period in 1995. This increase was the result of a 3.3% increase in attendance offset by a 1.1% decrease in box office revenue per patron.

The decrease in both third quarter attendance and admission revenue in 1996 as compared to the same period in 1995 reflects the impact of the Summer Olympics on the industry box office and a disappointing late summer film release schedule.

The Corporation's United States concession revenue decreased by 9.1% for the three months ended September 30, 1996 compared to the same period in 1995. The attendance decrease of 13.8%, combined with an increase in concession revenue per patron of 4.7% was responsible for the decrease in concession revenue. Concession revenue decreased by 2.3% for the nine months ended September 30, 1996 compared to the same period in 1995.
This decrease was the result of a 6.3% decrease in attendance offset by a 4.0% increase in concession revenue per patron. Adjusting for theatres sold, concession revenue for the nine months ended September 30, 1996 increased by 1.7%. This increase is a result of a 2.3% decrease in attendance and a 4.0% increase in concession revenue per patron.

The Corporation's Canadian concession revenue decreased by 5.4% (when measured in Canadian dollars) for the three months ended
September 30, 1996 compared to the same period in 1995, reflecting the decrease in attendance of 9.4% and an increase in concession revenue per patron of 4.0%. Concession revenue increased by 6.6% in the nine months ended September 30, 1996 compared to the same period in 1995, reflecting the 3.3% increase in attendance and a 3.3% increase in concession revenue per patron.

The gross margin from theatre operations (consisting of revenue from theatre operations less film cost, cost of concessions, theatre advertising, payroll, occupancy and supplies and services), when expressed as a percentage of theatre operating revenue, decreased for the three months ended September 30, 1996 to 17.2% from 20.0% for the same period in 1995. This decrease is attributable to the decreased revenue experienced in both the Corporation's Canadian and United States theatres in the third quarter of 1996. The gross margin from theatre operations for the nine months ended September 30, 1996 increased from 14.5% to 15.8%. This increase in gross margin is due to the impact of the sale of certain theatres in Florida and Georgia.

Interest on long-term debt decreased by 11.0% during the nine months ended September 30, 1996 compared to the same period in 1995. This decrease is a result of the initial application of equity proceeds from the public offering in March of 1996 against the Corporation's long-term debt.

During 1996 the value of the Canadian dollar has strengthened relative to the United States dollar. While currency movements affect the reporting of revenues and expenses of the Corporation's Canadian operations, the financial impact is limited as the costs of operating the Canadian theatres are supported by the revenue of such theatres.

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


ITEM 6		EXHIBITS AND REPORTS ON FORM 8-K
        --------------------------------

(a)     Exhibit 10.1		Sixth Amendment Agreement dated as of
		                   	August 16, 1996 by and among Cineplex Odeon
 		                  	Corporation, Plitt Theatres,Inc., the Guarantors,
		                   	The Bank of Nova Scotia as agent, and the Banks
		                   	party thereto.

(b)     Exhibit 10.2		Seventh Amendment Agreement dated as of
			                   October 31, 1996 by and among Cineplex Odeon
			                   Corporation, Plitt Theatres, Inc., the Guarantors,
 			                  The Bank of Nova Scotia as agent, and the Banks
			                   party thereto.

(c)     Exhibit 11.1		Statement re Computation of Per Share Earnings.

(d)     Exhibit 27  		Financial Data Schedule.

(e) The Corporation did not file any reports on Form 8-K during the quarter ended September 30, 1996.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




				CINEPLEX ODEON CORPORATION
				(Registrant)




Date     November 13, 1996 	 	        Allen Karp
         -----------------          -------------------------
			                                	Allen Karp
			                                	President and Chief
			                                	Executive Officer


Date     November 13, 1996		          Ellis Jacob
         -----------------          -------------------------
			                                	Ellis Jacob
			                                	Executive Vice President
			                                	and Chief Financial Officer

Commission File No. 1-9454




	SECURITIES AND EXCHANGE COMMISSION

	Washington, D.C.   20549




	EXHIBITS

	TO

	QUARTERLY REPORT ON FORM 10-Q

	OF

	CINEPLEX ODEON CORPORATION

	For the Quarterly Period Ended September 30, 1996

	EXHIBIT INDEX

                                                   	             	Sequential
Exhibit	          Description                		                 	Page Number
-------		      -----------------					                            -----------

10.1	      Sixth Amendment Agreement dated as of August 16,           15-21
          	1996 by and among Cineplex Odeon Corporation, Plitt
          	Theatres, Inc., the Guarantors, The Bank of Nova
          	Scotia as agent, and the Banks party thereto.

10.2	      Seventh Amendment Agreement dated as of October 31,        22-33
 	         1996 by and among Cineplex Odeon Corporation, Plitt
 	         Theatres, Inc., the Guarantors, The Bank of Nova
          	Scotia as agent, and the Banks party thereto.

11.1	      Statement re Computation of Per Share Earnings.	       	    34

27	        Financial Data Schedule.                               	    35