Form 10-K
period 1996-12-31
CINEPLEX ODEON CORP /CAN/
filed 1997-03-20
CIK 811925

FORM 10 - K

	SECURITIES AND EXCHANGE COMMISSION
	WASHINGTON, D.C. 20549
(Mark One)
     (X)    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
             OF THE SECURITIES EXCHANGE ACT OF 1934
	 For the fiscal year ended:  December 31, 1996
                             OR
     ( )    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
             OF THE SECURITIES EXCHANGE ACT OF 1934
	 For the transition period from             to

	 Commission file number: 1-9454

               CINEPLEX ODEON CORPORATION
	(Exact name of Registrant as specified in its charter)

	      Ontario, Canada        			Non-Resident Alien
	(State or other jurisdiction			(I.R.S. Employer
	 of incorporation or organization)		 Identification No.)

	  1303 Yonge Street, Toronto, Ontario   	  M4T 2Y9
	(Address of principal executive offices)	(Postal Code)

	          416-323-6600
	(Registrant's telephone number
	including area code)

Securities registered pursuant to Section 12(b) of the Act:
Title of each class:	Name of each exchange on which  registered:

Common Shares		New York Stock Exchange
			Toronto Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:
	None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.	 Yes X or No
                                       ---
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this
Form 10-K	(X)

TOTAL NO. OF PAGES
EXHIBIT INDEX PAGE


As of February 20, 1997, Cineplex Odeon Corporation had 103,334,157 Common Shares without par value, outstanding, and the aggregate market value of the Common Shares (based on the last sale price of such stock as reported by the New York Stock Exchange for February 20, 1997) held by nonaffiliates on such date was approximately $83,230,000. All officers, directors and more than 5% shareholders of the registrant have been deemed "affiliates" for the purpose of calculating such aggregate market value. The registrant does not represent that such persons, or any of them, would be deemed "affiliates" of the registrant for any other purpose of the United States Federal Securities Laws.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Corporation's definitive Proxy Statement for the annual meeting to be held on June 5, 1997 (the "Proxy Statement") are incorporated by reference into Part III of this Form 10-K.



			PART I

ITEM 1. 	BUSINESS

General

The Corporation is engaged primarily in the operation of motion picture theatres in the United States and Canada. The Corporation was originally incorporated in Ontario, Canada on July 19, 1977, and commenced operations in April 1979. It maintains its principal executive offices at 1303 Yonge Street, Toronto, Ontario, Canada M4T 2Y9. The Corporation's telephone number is (416) 323-6600. Unless otherwise specified, or the context otherwise requires, the term "Corporation" as used herein shall mean the Corporation and its consolidated subsidiaries.

Recent Developments

The Corporation's bank credit facilities contain restrictive covenants which require maintenance of specific financial ratios. At December 31, 1996, the Corporation failed to meet certain financial covenants under its bank credit facilities and subsequent to that date, the Corporation's bankers agreed to amend specific financial covenants for the quarter ended December 31, 1996 and for all four quarters of 1997. Given the uncertainty with respect to the admission and concession revenue that the Corporation will generate, there is a possibility that the Corporation may not meet certain financial covenants in the future. The Corporation believes that the bank syndicate participating in the bank credit facilities would waive the particular financial covenants if the Corporation is not in compliance at a measurement date during the next twelve month period.

For a further discussion of 1996 events, see Part II - Item 7
"Management's Discussion and Analysis of Results of Operations and Financial Condition."

Theatre Operations

At December 31, 1996, the Corporation operated 183 theatres in the United States, 132 in Canada and one in Hungary with an aggregate of 1,549 screens. Most of the Corporation's theatres are multi-screen facilities.

The Corporation's head office is located in Toronto. Regional offices are located in Los Angeles, New York, Chicago, Seattle, Montreal, Minneapolis, Salt Lake City, and Washington, D.C. Head office activities include corporate policy development, strategic planning, site selection, theatre design, construction coordination, labour negotiations, advertising, concession and supply purchases, finance, accounting and data processing activities.

Theatre Circuit Development

In 1996 the Corporation opened 2 new theatres and refurbished 5 theatres in the United States adding a total of 31 new screens. In Canada in 1996 the Corporation opened 3 new theatres and refurbished 8 theatres adding a total of 44 new screens. The Corporation is also a partner in 4 new Canadian theatres which opened in 1996 (adding 30 new screens). In addition, as part of its longer term strategy, the Corporation opened its first theatre outside of North America in Budapest, Hungary adding 6 new screens.

In July 1996, the Corporation sold 5 theatres, encompassing 27 screens located in Texas. In addition to this sale the Corporation sold or closed an additional 17 theatre locations, encompassing 57 screens during 1996.

Management's current strategy is to increase its revenue and operating cash flow by developing and building additional theatres and screens in target markets that complement the Corporation's existing position in such markets or that provide the Corporation with a strategic position in a new market.
During 1997 the Corporation expects, in North America, to open 14 new theatre locations (adding 151 new screens) and refurbish a total of 7 theatres (adding 38 new screens).

Film Licensing

The Corporation obtains licenses to exhibit "first-run" films by directly negotiating with or, in limited circumstances, submitting bids to film distributors. Film exhibition licenses typically specify rental fees based upon the higher of a gross receipts formula or a theatre admissions revenue-sharing formula.
 Under a gross receipts formula, the distributor receives a specified percentage of box office receipts, with the percentage generally declining over the term of the run. Under a theatre admissions revenue-sharing formula, the distributor receives a specified percentage of the excess of box office receipts over certain house expenses.

A distributor will either require the exhibitors in a zone to bid for a film or will allocate its films among the exhibitors in the zone. When films are licensed under the allocation process, a distributor will choose which exhibitor is offered a movie and then that exhibitor will negotiate film rental terms directly with the distributor for the film. Over the past several years, distributors have generally used the allocation rather than the bidding process to license their films.

The Corporation's theatre exhibition business is dependent upon the availability of popular well-marketed motion pictures. Accordingly, consistent poor performance of major release films or disruption in the production of motion pictures by the major studios and/or independent producers could, over time, have a material adverse affect on the Corporation.

Film Distribution

The Corporation's distribution entity, Cineplex Odeon Films Canada, is primarily in the business of distributing films in Canada to the Corporation and other exhibitors for theatre exhibition and for broadcast by network, syndicated and pay television, as well as for home viewing through video-cassette systems. In 1996, distribution activity in Canada included the provision of theatrical distribution services for Columbia Tri-Star Films Canada, Gramercy Pictures Inc. and PolyGram Filmed Entertainment, in addition to the ongoing distribution of motion pictures in all media for various other producers and/or distributors.

Geographic Financial Information

For information concerning revenue, income(loss) from operations and assets in the Corporation's different geographic areas for the last three years, reference should be made to Note 14 of the Notes to the Consolidated Financial Statements in Part II - Item 8 "Financial Statements and Supplementary Data."


Competition

The Corporation is the fifth largest film exhibitor in North America in terms of number of screens and the third largest in terms of box office revenue as of December 31, 1996. The major market focus of the Corporation allows its theatre assets to serve above average patron volumes compared to the industry. Approximately 88% of the Corporation's U.S. screens are located in 10 of the 15 largest U.S. Areas of Dominant Influence. Approximately 78% of the Corporation's Canadian screens are located in the 10 largest Canadian cities. The Corporation is the largest film exhibitor in Canada and the ninth largest in the United States based upon number of screens.

The Corporation competes with other theatre circuits and independent theatres with respect to acquiring licenses to successful films, attracting patrons and finding new theatre sites. Throughout 1996 there has been an approximate 7.8% growth in the total number of screens in North America. This growth has been largely fuelled by exhibitors in the United States building enormous complexes with 25 to 35 screens. While management agrees that megaplexes are important there is no evidence that more screens and more flexible show times have an appreciable effect in expanding audiences. In certain markets such growth is having an impact on the Corporation's theatres. The Corporation, through its 1997 expansion program, will attempt to address the increase in the industry screen count with its continuing expansion program so as to increase market share.

Film distributors seek to place films in theatres from which they can derive the greatest box office revenues. The Corporation believes the principal competitive factors in obtaining films from distributors include licensing terms, seating capacity, location, prestige of the theatre circuit and of the particular theatre, quality of projection and sound equipment and the exhibitor's ability and willingness to promote the distributor's films.

The Corporation believes that the principal competitive factors in attracting film audiences are the availability of marketable films, the location of theatres, theatre comfort and environment, projection and sound quality, level of service and ticket price.

The theatre exhibition industry also faces competition from other motion picture exhibition delivery systems, such as network, syndicated and pay television and home video systems. The Corporation believes that theatre exhibition competes effectively with these and other alternative exhibition delivery systems for a variety of reasons including the larger screen size and superior audio quality. Further, the strength of these alternative media are largely dependent on the successful theatrical release in North America of first-run film product. In addition, there has been significant growth in theatrical exhibition markets outside of North America. Although this growth and successful first run exhibitions of motion pictures help companies in these other business areas derive greater returns, the Corporation believes that such returns also benefit the Corporation by providing additional capital to producers and distributors to finance and distribute new motion pictures which may be exhibited in the Corporation's theatres.

Regulatory Environment

The Corporation, as an exhibitor of motion pictures, is affected by certain United States judicial decrees (the "Decrees") regulating the trade practices of major motion picture distributors and a small number of motion picture exhibitors formerly owned by such distributors. The Corporation is not a party to the Decrees. The Decrees provide, among other things, that parties subject to the Decrees must distribute motion pictures to exhibitors on a picture-by-picture and theatre-by-theatre basis.

The Federal Americans With Disabilities Act ("the Disabilities Act") prohibits discrimination on the basis of disability in public accommodations and employment. The Disabilities Act became effective as to public accommodations in January 1992 and as to employment in July 1992. The Corporation is unable to predict precisely the extent to which the Disabilities Act will impact the Corporation. However, the Corporation currently constructs new theatres to be accessible to the disabled and believes that it is otherwise in substantial compliance with all current applicable regulations relating to accommodations for the disabled. The Corporation intends to comply with future regulations relating to accommodating the needs of the disabled, and the Corporation does not currently anticipate that such compliance will have a material adverse effect on the Company.

Employees

As of December 31, 1996, the Corporation had 1,480 full-time employees in the United States, 847 full-time employees in Canada, 3,248 part-time employees in the United States and 2,087 part-time employees in Canada. The number of employees fluctuates due to the seasonal nature of the Corporation's business. Approximately 39.8% of the part-time employees are paid the minimum wage. Approximately 7.5% of the employees of the Corporation are film projectionists, who are represented by the International Alliance of Theatrical Stagehand Employees and Moving Picture Machine Operators ("I.A.T.S.E."). Approximately 5.0% of the employees of the Corporation are ushers, ticket takers, cashiers, cleaners, stagehands or concession workers who are represented by the Service Employees International Union, the B.C. Government Employees Union, the I.A.T.S.E. Stagehands Union, the I.A.T.S.E. Front of House Union, the United Food and Commercial Workers Union or the Transportation Technical Warehouse Industrial and Service Employees Union.

The Corporation experienced a work stoppage between October 26, 1996 and March 17, 1997 when it locked out projectionists of Local 173 in the following markets in Ontario: Toronto, Ottawa, Niagara Peninsula, Thunder Bay, and Sudbury. On March 9, 1997 the union members of Local 173 accepted the Corporation's new contract offer and members of the union will return to work as of March 18, 1997. On February 24, 1997 the Corporation locked out projectionists of Local 303 in Hamilton and Burlington, Ontario as members of that union local rejected the new contract offer from the Corporation. All of the Corporation's theatres continued to operate throughout the lockouts and there has been no adverse effect on theatre revenues as a result of the lockouts. The Corporation is currently in negotiations with I.A.T.S.E. in Alberta and Quebec City and there is the chance of a work stoppage in 1997 in these markets. However, all theatres will continue to operate as they did throughout the lockout in Ontario. Contracts will be expiring in 1997 in the following Canadian markets: Saskatchewan, Manitoba, and the Greater Montreal area. There is the possibility of labour disputes in all those markets but the theatres will continue to operate should a labour dispute occur.

In the province of Quebec, the front of house bargaining agreement is currently in arbitration.

In the United States, negotiations with projectionists continue in Tacoma, Washington and San Francisco, California. The Corporation will be entering into negotiations in Seattle, Washington and Los Angeles, California. The possibility of labour disputes exist in all those markets. However, the theatres will continue to operate in the event of a strike or lockout.

 Seasonality

Admission and concession revenues are subject to seasonal fluctuations which affect all motion picture exhibitors. These fluctuations are the result of the distribution practices of the major motion picture studios which have historically concentrated the release of films during the summer and holiday seasons. The major motion picture studios have, to some degree, addressed the seasonality of motion picture exhibition with a strong first quarter release schedule in both 1996 and 1997.


ITEM 2.		PROPERTIES.

As of December 31, 1996, the Corporation leased an aggregate of 271 theatre locations, approximating 86% of all its theatre locations, having terms (including options) generally ranging from 15 to 40 years. For further information regarding leased locations see Note 11 of the Notes to the Consolidated Financial Statements in Part II - Item 8 "Financial Statements and Supplementary Data." In addition to leasing premises the Corporation owned 44 theatres at December 31, 1996, of which 22 are in the United States and 22 are in Canada, and one office building in Toronto which is the site of the Corporation's head office.


ITEM 3.		LEGAL PROCEEDINGS.

The Corporation has been, and continues to be, involved in numerous legal proceedings. However, although such matters cannot be predicted with certainty, the Corporation does not believe that such lawsuits are likely to result in a judgment which would have a material adverse effect on the Corporation's financial condition.


ITEM 4.		SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

		Not applicable.




Executive Officers


As of February 1, 1997, the Corporation's executive officers were as follows:


	Name			Age			Office

Ernest Leo Kolber		68		Chairman of the Board and
						Director

Allen Karp			56		President, Chief Executive 									Officer and Director

Irwin A. Cohen			56		Executive Vice-President,
						Operations for North America

Michael Herman			42		Executive Vice-President,
 						Corporate Affairs and  Secretary

Ellis Jacob			43		Executive Vice-President,  Chief
						Financial Officer and Director

Howard I. Lichtman		42		Executive Vice-President,
						Marketing and Communications

Robert Tokio			53		Executive Vice-President

Stephen Brown			38		Senior Vice-President,
						Treasury and Tax

Michael McCartney		42		Senior Vice-President,
						Head Film Buyer, North America

James Vassos			42		Senior Vice-President,
						Business Affairs and Planning


Senator Kolber was appointed Chairman of the Board of the Corporation in December 1989. He has been a Member of the Senate of Canada since December 1983. From October 1987 to September
1993, Senator Kolber was Chairman of Claridge Inc. Senator Kolber is a director of The Seagram Company Ltd. and The Toronto-
Dominion Bank. Senator Kolber has been a director of the Corporation since December 1989.

Mr. Karp has been President and Chief Executive Officer of the Corporation since June 1990. He served as President and Chief Operating Officer from December 1989 to June 1990. Mr. Karp was Senior Executive Vice-President of the Corporation from July 1986 to December 1989, and President, North American Theatres Division of the Corporation from August 1988 to December 1989. Mr. Karp is a director of Alliance Communications Corporation and Speedy Muffler King Inc. Mr Karp has been a director of the Corporation since May 1987.

Mr. Cohen has been Executive Vice-President, Operations for North America since January 1993. From October 1988 to January 1993 he served as Senior Vice-President, Theatre Operations, U.S. and from November 1985 to October 1988 he served as Vice-President, Northern Division.

Mr. Herman has been Executive Vice-President, Corporate Affairs and Secretary of the Corporation since January, 1995. He served as Senior Vice President, Corporate Affairs and Secretary of the Corporation from May 1992 to December 1994. Mr. Herman was a partner in the law firm of Goodman and Carr, Toronto from February 1987 to May 1992.

Mr. Jacob has been Executive Vice-President and Chief Financial Officer of the Corporation since December 1989. From February 1989 to December 1989, he served as Senior Vice-President and Chief Financial Officer; from October 1987 to February 1989 he served as Vice-President Finance and Corporate Controller. Mr. Jacob is a director of Alliance Communications Corporation. Mr. Jacob has been a director of the Corporation since June 1990.

Mr. Lichtman has been Executive Vice-President, Marketing and Communications since December 1989. From August 1988 to December 1989, he served as Senior Vice-President, Marketing; as Vice-President, Marketing & Promotions from August 1987 to August 1988; as Vice-President, Theatre Publicity and Promotions from October 1986 to August 1987; and as Director of Publicity and Promotions for Canadian Theatre Operations from July 1985 to October 1986.

Mr. Tokio has been Executive Vice-President since November 1990. He served as Executive Vice-President, Real Estate, from December 1989 to November 1990. From November 1988 to December 1989, he served as Senior Vice-President, Real Estate Administration.

Mr. Brown has been Senior Vice-President, Treasury and Tax of the
Corporation since January 1995. He served as Vice President,
Taxation and Treasurer from August 1990 to December, 1994. Mr.
Brown joined the Corporation in March 1990 as Director of Internal Audit.

Mr. McCartney has been Senior Vice-President, Head Film Buyer, North America, since November 1995. From December 1991 to November 1995 he served as Senior Vice-President, Film, U.S. and from September 1988 to December 1991 he served as Vice-President, Film, U.S. Mr. McCartney joined the Corporation in September 1986 as Regional Film Buyer handling the southern division.

Mr. Vassos has been Senior Vice President, Business Affairs and Planning since January 1995. He served as Vice President, Business Affairs and Corporate Controller from May 1991 to December 1994. Mr. Vassos had been Vice President and Corporate Controller from January 1990 to April 1991. From February 1989 to January 1990, Mr. Vassos held the position of Senior Controller - Planning and Consolidation. Mr Vassos joined the Corporation in November 1987 as Controller - Planning.


			PART II

ITEM 5.		MARKET FOR THE REGISTRANT'S COMMON EQUITY AND
 		RELATED STOCKHOLDER  MATTERS.

Market Information

The Corporation's Common Shares trade on the New York Stock Exchange and the Toronto Stock Exchange under the ticker symbol CPX. The following table indicates the quarterly price range of the Common Shares for the past two years.

			Toronto Stock Exchange	New York Stock Exchange
			(CDN. DOLLARS)	(U.S. DOLLARS)
			  ---------------------------------------------------------------

Fiscal 1995:		   High	 Low		High	 Low
--------------------------------------------------------
First  Quarter		   3.95	2.63		2.88	 1.75
Second Quarter		   3.40	2.62		2.50	 1.88
Third  Quarter		   3.15	2.55		2.38	 1.88
Fourth Quarter		   2.73	1.92		2.00	 1.38

Fiscal 1996:		   High	  Low		High	Low
--------------------------------------------------------
First  Quarter		   2.73	1.70		2.50	1.25
Second Quarter		   3.35	1.65		2.50	1.25
Third  Quarter		   2.80	2.05		2.13	1.50
Fourth Quarter		   2.25	1.87		1.63	1.38

The Corporation's Common Shares began trading on the Toronto Stock Exchange on October 29, 1982 and on the New York Stock Exchange on May 14, 1987.

Holders

The Corporation had 1,842 registered common shareholders of record as at February 25, 1997. This amount excludes shareholders whose shares are held in the name of investment dealers and other nominees.

Dividends

The Corporation has not paid any cash dividends. Under lending agreement restrictions currently in effect, the Corporation cannot pay any dividends unless it is in compliance with specified financial ratios. The Corporation is not currently in compliance with such financial ratios. Any such payment of dividends is further subject to annual limitations.

Dividends paid to United States shareholders on the Corporation's Common Shares, if any, will be subject to Canadian non-resident withholding tax at the treaty reduced rate of 15% of the dividend which is generally applicable to dividends paid to a resident of the United States or 10% of the dividend where the beneficial owner is a company which owns 10% of the voting stock of the Corporation. A United States holder of Common Shares will generally not be subject to Canadian income tax in respect of capital gains realized on the disposition of Common Shares.


ITEM 6.		SELECTED FINANCIAL DATA


      (In thousands of U.S. dollars except per share data)
-----------------------------------------------------------------------------
			-------------Year ended December 31,-------------------
		             1996             1995          1994         1993          1992
-----------------------------------------------------------------------------

Revenues *	       $509,692	$513,150   $541,112   $546,230   $518,723

Earnings before
interest, taxes
depreciation and
amortization *	          49,438           51,966      62,725      72,244       38,230


Operating cash flow
excluding net change
in non-cash working
capital *		          10,468            10,972      27,767      38,158        2,618


Operating cash
flow *	     	          12,416              3,522      31,435      38,674       (1,698)

Income(loss) *	         (31,082)          (32,907)   (14,173)         969      (39,713)

Total assets	         644,171          649,643    688,693    697,105     741,652
-------------------------------------------------------------------------------------------------
Long-term
obligations                   335,447          393,556    390,752    344,967       422,580
-------------------------------------------------------------------------------------------------
Shareholders' equity    218,580          165,992     196,175    200,387    	  198,966
-------------------------------------------------------------------------------------------------
Earning(loss) per share *
	Basic	             (0.19)          (0.29)         (0.13)         0.01             (0.46)
 	Fully diluted       (0.19)          (0.29)         (0.13)         0.01             (0.46)
------------------------------------------------------------------------------------------------
* From Continuing Operations


See the Notes to the Consolidated Financial Statements and Part II - Item 7 "Management's Discussion and Analysis of Results of Operations and Financial Condition" with respect to various factors affecting the comparability of information with respect to the three fiscal years ended December 31, 1996. See Part II - Item 7 "Management's Discussion and Analysis of Results of Operations and Financial Condition" with respect to various factors which may have an effect on the Corporation's future financial condition and results of operations.

ITEM. 7		Management's Discussion and Analysis of
		Results of Operations and Financial Condition
	(All figures are in U.S. dollars except where otherwise noted)

INTRODUCTION

Management's discussion and analysis of results of operations and financial condition focuses on liquidity, capital resources and the results of the Corporation's operations. This section should be read in conjunction with the consolidated financial statements, the notes thereto and other information presented elsewhere herein.

The Corporation recorded a net loss for the year ended December 31, 1996 of $31,082,000 compared to a net loss for the year ended December 31, 1995 of $32,907,000 and a net loss for the year ended December 31, 1994 of $14,173,000.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow from Continuing Operations

Cash flow from operations in 1996 amounted to a net inflow of $12,416,000 compared to a net inflow of $3,522,000 in 1995. Excluding the impact of the net change in non-cash working capital, the Corporation's cash flow from operations for the year ended December 31, 1996 amounted to a net inflow of $10,468,000 compared to a net inflow of $10,972,000 for the year ended December 31, 1995.

Long-Term Debt

In March of 1996 the Corporation issued 25,000,000 Common Shares to the public at a price of $1.375 per share for an aggregate consideration of $34,375,000. In addition, in accordance with the provisions of the Amended and restated Subscription Agreement Universal Studios, Inc. and the Charles Rosner Bronfman Trust subscribed for 24,242,181 Subordinate Restricted Voting (SRV) Shares and 12,121,454 Common Shares respectively at the same price as the offering to the public for an aggregate consideration of $50,000,000. In April 1996, as part of the over-allotment option provided to the underwriters pursuant to the public offering, the Corporation issued a further 355,958 Common Shares at a price of $1.375 to the public. The aggregate consideration from this issuance was $489,000. The proceeds from the issuance of both the SRV and Common Shares were used to reduce the Corporation's revolving credit facilities.

Long-term debt decreased from $381,857,000 at December 31, 1995 to $326,058,000 at December 31, 1996. This decrease is the result of the equity proceeds raised by the Corporation in the first quarter of 1996 which have been used to initially reduce the Corporation's revolving long-term credit facilities.

Included in long-term debt at December 31, 1996 is an amount of $79,940,000 relating to the Corporation's bank credit facilities. These bank credit facilities contain restrictive covenants which require the Corporation to maintain certain financial ratios. At December 31, 1996, the Corporation failed to meet certain financial covenants under these bank credit facilities. Subsequent to that date, the Corporation's bankers agreed to amend certain financial covenants for the quarter ended December 31, 1996 and for all four quarters of 1997. Given the uncertainty with respect to the admission and concession revenue that the Corporation will generate, there is a possibility that the Corporation may not meet certain financial covenants in the future. The Corporation believes that the bank syndicate participating in the bank credit facilities would waive the particular financial covenants if the Corporation is not in compliance at a measurement date during the next twelve month period.

At December 31, 1996 the Corporation had approximately $68,000,000 available under its bank credit facilities. The amount available under such facilities from time to time is dependent on the operating results of the Corporation. Scheduled repayments under the bank credit facilities in 1997 are $20,000,000.

At December 31, 1996 the Corporation has three interest rate swap agreements outstanding. The aggregate notional principal associated with the three swap agreements is $55,000,000 and all such agreements require the Corporation to pay a fixed interest rate and receive a floating rate. The fixed interest rates associated with the swap agreements range from a low of 5.72% per annum to a high of 5.78% per annum and all such swaps expire in 1998. Of the Corporation's long-term debt at December 31, 1996 approximately 92% is subject to fixed rates of interest. During the second half of 1996, Canadian dollar denominated interest rates decreased significantly relative to such rates denominated in United States dollars. The Corporation has the ability under its bank credit facilities to borrow a portion of its funds in Canadian dollars and at December 31, 1996 has availed itself of this option, with approximately 45% of the outstanding bank credit facilities at that date being denominated in Canadian dollars.

Future Commitments

In 1996 the Corporation opened 2 new theatres and refurbished 5 theatres in the United States adding a total of 31 new screens. In Canada in 1996 the Corporation opened 3 new theatres and refurbished 8 theatres adding a total of 44 new screens. The Corporation is also a partner in 4 new Canadian theatres which opened in 1996 (adding 30 new screens). In addition, as part of its longer term strategy, the Corporation opened its first theatre outside of North America in Budapest, Hungary. The total cost associated with the construction of these theatres was approximately $17,000,000.

In 1997 the Corporation expects to open 14 new theatre locations (adding 151 new screens) and refurbish a total of 7 theatres (adding 38 new screens) in North America. It is estimated that the total cost for this expansion will be approximately $30,000,000. The Corporation through 1997 will continue to look at opportunities outside of North America although at this stage there are no definite plans for additional theatres. The Corporation intends to fund the above noted expansion through a combination of internally generated cash flow and funds available under its bank credit facilities.

The Corporation's current strategy is to develop and build additional theatres and screens in target markets that complement the Corporation's existing position in such markets or that provide the Corporation with a strategic position in a new market. Prior to commitment, management conducts an exhaustive study of each potential site. Such study includes a review of competition currently in the market and any proposed competition and market demographics.

RESULTS OF OPERATIONS - 1996 AND 1995

Industry admission revenue and attendance increased in 1996 by 7.7% and 6.4% respectively compared to 1995 figures.

The Corporation reports its results in United States dollars. In order to eliminate the impact of exchange rate fluctuations on the yearly comparison of both admission and concession revenue, the results for the Canadian operations discussed below are stated in Canadian dollars. The Corporation's United States results have been impacted by the sale of 28 theatres, located in Florida and Georgia, to Carmike Cinemas, Inc. in the second quarter of 1995. In 1996 the Corporation sold 5 theatres located in Texas. The impact of this sale is not considered significant to the Corporation's United States results.

The Corporation's United States theatre circuit box office revenue decreased for both the year and the quarter ended December 31, 1996 by 4.0% and 8.6% respectively when compared to the corresponding period in the prior year. Adjusting for the impact of the sale of the Florida and Georgia theatres, the Corporation's United States theatre circuit box office revenue decreased by 1.9% for the year ended December 31, 1996 compared to the year ended December 31, 1995. This decrease in box office revenue for the year ended December 31, 1996 was the result of a decrease in attendance of 4.3% offset by an increase in box office revenue per patron of 2.4%. The decrease in attendance in 1996 compared to 1995 is a direct result of increasing competition from other film exhibitors who have been aggressively building new theatres. This fact is evidenced by an increase in the total theatrical screen count in the United States of 6% when compared to 1995. The decrease in box office revenue in the fourth quarter of 1996 was the result of an attendance decrease of 10.3% offset by an increase in box office revenue per patron of 1.7%. The decrease in attendance in the fourth quarter reflects the fact that the film product in the fourth quarter of 1996 was not as strong as the prior year and the aforementioned increasing competition. The Corporation anticipates that its expansion program will address, at least in part, this issue of increasing competition.

The Corporation's Canadian theatres reported an increase in box office revenue of 2.8% in 1996 compared to 1995 (when measured in Canadian dollars). This increase was the result of an increase in attendance of 3.5% offset by a decrease in box office revenue per patron of 0.7%. In the fourth quarter of 1996 the Corporation's Canadian theatres reported an increase in box office revenue of 5.0% compared to the fourth quarter of 1995 (when measured in Canadian Dollars). This increase was the result of an increase in attendance of 4.1% and an increase in box office revenue per patron of 0.9%. The increase in attendance experienced by the Corporation's Canadian theatre circuit in 1996 compared to 1995 was a result of the Corporation's relationships with certain film distributors who enjoyed comparatively more successful film product in 1996 compared to 1995.

The Corporation's United States concession revenue decreased by 3.0% in 1996 compared to 1995. In the fourth quarter of 1996, the Corporation's United States concession revenue decreased by 5.1% when compared to the fourth quarter of 1995. Adjusting for the impact of the sale of the Florida and Georgia theatres, the Corporation's United States concession revenue for the year ended December 31, 1996 was equivalent to that of the year ended December 31, 1995. This was achieved due to an increase in concession revenue per patron of 4.3% which offset the decrease in attendance. For the fourth quarter the decrease was the result of a decrease in attendance of 10.3% offset by a 5.2% increase in concession revenue per patron.

The Corporation's Canadian concession revenue increased in 1996 by 6.0% (when measured in Canadian dollars) compared to 1995, reflecting an increase in concession revenue per patron of 2.5% and an increase in attendance of 3.5%. For the fourth quarter of 1996, the Corporation's Canadian concession revenue increased by 3.7% comprising an increase in attendance of 4.1% and a decrease in concession revenue per patron of 0.4%. The increase in concession revenue per patron for the year reflects the impact of the Corporation's focus in this area and the augmented design of concession stands in the Corporation's newer theatres.

Gross Margin and Other Costs

The gross margin from theatre operations (being revenue from theatre operations less film cost, cost of concessions, advertising, theatre payroll, occupancy and supplies and services), when expressed as a percentage of theatre operating revenue, decreased in 1996 to 15.4% compared to 15.7% in 1995. The slight decline in gross margin for the year was primarily the result of a general increase in certain direct costs associated with theatre operations.

The gross margin from theatre operations, when expressed as a percentage of theatre operating revenue, decreased in the fourth quarter of 1996 compared to the fourth quarter of 1995 to 14.0% from 16.4%. The decline in gross margin for the fourth quarter of 1996 was due to (1) a general increase in certain direct costs associated with theatre operations; and (2) the fixed component of theatre operating costs (primarily occupancy costs).

Interest on long-term debt decreased by 13.4% in 1996 compared to the prior year. The decrease in interest on long-term debt was primarily attributable to the initial application of equity proceeds from the public offering in the first quarter of 1996 against the Corporation's long-term debt.

During 1996 the value of the Canadian dollar strengthened relative to the United States dollar. While currency movements affect the reporting of revenues and expenses of the Corporation's Canadian operations, the financial impact is limited as the costs of operating the Canadian theatres are supported by the revenues of such theatres.

RESULTS OF OPERATIONS - 1995 AND 1994

Industry admission revenue increased in 1995 by 2.0% while industry attendance decreased by 2.3%, compared to 1994 figures.

The Corporation's United States results have been impacted by the sale of 28 theatres, located in Florida and Georgia, to Carmike Cinemas, Inc. in the second quarter of 1995.

The Corporation's United States theatre circuit box office revenue decreased for both the year and the quarter ended December 31, 1995 by 4.9% and 0.9% respectively when compared to the corresponding period in the prior year. Adjusting for theatres sold, the Corporation's United States theatre circuit box office revenue increased by 0.1% for the year ended December 31, 1995 compared to the year ended December 31, 1994 and increased by 6.0% in the fourth quarter of 1995 when compared to the same period in the prior year. This increase in box office revenue for the year ended December 31, 1995 was the result of an increase in box office revenue per patron of 0.2% offset by an attendance decrease of 0.1%. The increase in box office revenue in the fourth quarter of 1995 was the result of an attendance increase of 5.9% and an increase in box office revenue per patron of 0.1%. The increase in attendance in the fourth quarter reflects the strong film release schedule which included such movies as Ace Ventura II, Goldeneye, Toy Story and Jumanji.

The Corporation's Canadian theatres reported a decrease in box office revenue of 5.8% in 1995 compared to 1994 (when measured in Canadian dollars). This decrease was the result of a decrease in attendance of 4.0% and a decrease in box office revenue per patron of 1.8%. In the fourth quarter of 1995 the Corporation's Canadian theatres reported a decrease in box office revenue of 8.7% compared to the fourth quarter of 1994 (when measured in Canadian Dollars). This decrease was the result of a decrease in attendance of 5.7% and a decrease in box office revenue per patron of 3.0%. The decrease in attendance experienced by the Corporation's Canadian theatre circuit in 1995 compared to 1994 was a result of the Corporation's relationships with certain film distributors who enjoyed comparatively more successful film product in 1994 compared to 1995. The decrease in box office revenue per patron in Canada was primarily due to selective price changes.

The overall results for 1995 reflect the relatively low box office performance in the first quarter of 1995, which was the lowest quarter for the movie exhibition industry in terms of both attendance and box office revenue since 1988.

The Corporation's United States concession revenue decreased by 7.0% in 1995 compared to 1994. In the fourth quarter of 1995, the Corporation's United States concession revenue decreased by 3.7% when compared to the fourth quarter of 1994. Adjusting for theatres sold, the Corporation's United States concession revenue decreased by 0.5% in the year ended December 31, 1995 compared to 1994. In the fourth quarter of 1995, after adjusting for theatres sold, the Corporation's United States concession revenue increased by 5.4% primarily reflecting an increase in attendance for the fourth quarter of 1995 compared to 1994.

The Corporation's Canadian concession revenue decreased in 1995 by 2.8% (when measured in Canadian dollars) compared to 1994, reflecting an increase in concession revenue per patron of 1.2% offset by the decrease in attendance of 4.0%. For the fourth quarter of 1995, the Corporation's Canadian concession revenue decreased by 5.2% comprising a decrease in attendance of 5.7% and an increase in concession revenue per patron of 0.5%.

Gross Margin and Other Costs

The gross margin from theatre operations (being revenue from theatre operations less film cost, cost of concessions, advertising, theatre payroll, occupancy and supplies and services), when expressed as a percentage of theatre operating revenue, decreased in 1995 to 15.7% compared to 16.9% in 1994. The decline in the gross margin for the year was primarily the result of two factors: (1) the gross margin from concession sales decreased because of rising costs associated with some product lines and the implementation of new products, and (2) the fixed component of theatre operating costs (primarily occupancy costs).

The gross margin from theatre operations, when expressed as a percentage of theatre operating revenue, increased in the fourth quarter of 1995 compared to the fourth quarter of 1994 to 16.4% from 15.0%. The improvement in gross margin in the fourth quarter of 1995 was due to lower operating costs and the sale of certain theatres in Florida and Georgia which had generated lower gross margin compared to the balance of the Corporation's United States theatre circuit.

As a result of the sale of the theatres to Carmike Cinemas, Inc. the Corporation recorded a charge against goodwill in the amount of $2,468,000 and a loss on disposal of tangible assets in the amount of $822,000. These amounts have been reflected in Other Income (Expenses) in the Corporation's consolidated income statement. Proceeds from the sale of these theatres were approximately $22,000,000 and of this amount $13,900,000 was applied against debt.

Interest on long-term debt increased by 21.8% in 1995 compared to the prior year. The increase in interest on long-term debt was primarily attributable to the impact of a full year of the 10.875% Senior Subordinated Notes issued as part of the Corporation's debt restructuring in June of 1994. Interest on long-term debt was also impacted by the general rise in effective interest rates.

While the significant weakening of the United States dollar relative to the Canadian dollar throughout 1995 affects the reporting of revenues and expenses of the Corporation's Canadian operations, the financial impact is limited as the costs of operating the Canadian theatres are supported by the revenues of such theatres.

CANADIAN ISSUER

The Corporation is an Ontario corporation and expects to conduct approximately one-third of its operations in Canada in 1997. The
Corporation is subject to certain Canadian economic, fiscal, monetary and political policies and factors.

Reference is made to Note 17 of the Notes to the Consolidated Financial Statements of the Corporation for a reconciliation of the Corporation's financial statements to United States Generally Accepted Accounting Principles.

INFLATION

For the three years ended December 31, 1996, inflation has not had a pronounced effect on the Corporation's results of operations.

FORWARD LOOKING STATEMENTS

The Corporation and its representatives have made, or may make, forward looking statements including those contained in this Management's
Discussion and Analysis of Results of Operations and Financial Condition. Use of the words "believes", "expects", "estimated", "intends", or similar expressions identify such forward looking statements.

The results contemplated by the Corporation's forward looking statements are subject to certain risks and uncertainties that could result in actual performance being materially different from anticipated results, including without limitation, lack of high quality commercial film product, construction risks and delays, failure to obtain future waivers or amendments under the Corporation's bank credit facilities and other factors described herein.

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders of Cineplex Odeon
Corporation

We have audited the consolidated balance sheets of Cineplex
Odeon Corporation as at December 31, 1996 and 1995 and the consolidated statements of income and changes in shareholders' equity and cash resources for each of the years in the three year period ended December 31, 1996.
These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the Corporation as at December 31, 1996 and 1995 and the results of its operations and the changes in its shareholders' equity and cash resources for each of the years in the three year period ended December 31, 1996 in accordance with accounting principles generally accepted in Canada.

United States generally accepted accounting principles differ from Canadian accounting principles in the Corporation's circumstances as described in note 17 to the consolidated financial statements.

KPMG

Chartered Accountants

Toronto, Canada
February 18, 1997

CINEPLEX ODEON CORPORATION
CONSOLIDATED BALANCE SHEET
(in thousands of U.S. dollars)


		                    				December 31, 1996     December 31, 1995
                                                        			-----------------------      -----------------------
ASSETS

CURRENT ASSETS
  Cash		                                  				   $   2,718      	          $   1,604
  Accounts receivable (note 3) 		 			        9,552         		10,362
  Other		                                                 			        8,852 		  7,614
                                                             				    -----------     	           -----------
                            						       21,122       	              19,580

PROPERTY, EQUIPMENT AND LEASEHOLDS (note 4)	                   579,841      	            583,442

OTHER ASSETS
  Long-term investments and receivables		                  	         2,535          	  3,945
  Goodwill
   (less accumulated amortization of $11,281; 1995 - $10,167)		        32,816      	              33,927
  Deferred charges
   (less accumulated amortization of $3,671; 1995 - $2,395)	   	          7,857 		  8,749
		                                             			    ------------      	           -----------
                                                                  				        43,208 		46,621

                                                             			                 ------------    	           -----------
TOTAL ASSETS                                                			  $  644,171   	          $ 649,643
                                                			                            ========    	         ========

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable and accruals (note 5)                   			  $   59,474  	         $   59,591
  Deferred income (note 6)                                        			       17,150 	              14,930
  Current portion of long-term debt and other obligations	 	         6,926   	                7,146
	                                                      				    -----------    	            ----------
                                                                 				       83,550 	              81,667
	                                                      			        	 ========                  =======

LONG-TERM DEBT (note 7)	                                        		     326,058   	            381,857

CAPITALIZED LEASE OBLIGATIONS (note 11)               	                      8,317      	              10,451

DEFERRED INCOME (note 6)	                                                               6,594 	                8,428

PENSION OBLIGATION (note 9)	                               	 	         1,072 	   	  1,248

SHAREHOLDERS' EQUITY
  Capital stock (note 10)	                             	 		     555,374     	           472,479
  Translation adjustment 		                          			         4,016 	 	 3,241
  Retained earnings (deficit)		                        		    (340,810)  	         (309,728)
                                           				                 -----------   	        -- ----------
                                                           				     218,580                     165,992

COMMITMENTS AND CONTINGENCIES (note 11)
                                                           				  ------------   	           ----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                   $   644,171  	        $ 649,643
				                             	              ========                  =======

The accompanying notes are an integral part of these consolidated financial statements.




CINEPLEX ODEON CORPORATION
CONSOLIDATED INCOME STATEMENT
(in thousands of U.S. dollars except per share figures)


		                                    Year Ended	    	  Year Ended                 Year Ended
		                         December 31, 1996    December 31, 1995     December 31, 1994
                                        	            ---------------------
REVENUE
  Admissions		                        $ 358,973        	  $  365,220               	$ 384,558
  Concessions		                           126,636              	      126,319 	   	   133,850
  Other		                                    	 24,083 	                     21,611 	                  22,704
                                                		----------                    ----------                         ----------
		                                        509,692 	                   513,150                         541,112
EXPENSES
  Theatre operations and other expenses       418,328                     418,731                        437,534
  Cost of concessions		               22,357 	                     22,016 	                 21,724
  General and administrative		 18,192 		       17,575                           16,229
  Depreciation and amortization		 43,648 		       42,621 	                 40,859
	                         		 ----------           	      ----------
                                                  		 502,525 	      500,943                        516,346
                      		----------                     ----------                       -------
Income before the undernoted (note 17)	    7,167		       12,207		   24,766

Other expenses (note 12)	                              (1,377)                     (2,862)                         (2,900)
                                            ----------                   ---------- ----------
Income before interest on long-term
 debt and income taxes (note 17)		   5,790                        9,345                          21,866

Interest on long-term debt		               35,482	                     40,983                         33,641
                                                		 ----------	       ---------                        ---------

Loss before income taxes		              (29,692)                   (31,638)                       (11,775)
Income taxes (note 13 )		                 1,390 		        1,269                            2,398
                                                		  ---------                    ---------                         ---------
NET LOSS		                         $ (31,082)	  $ (32,907)	            $ (14,173)
                                                	       =========              ========                    ========

BASIC
Weighted average shares outstanding    163,473,000             114,764,000                  110,175,000
Net loss per share		                ($0.19)	       ($0.29)		   ($0.13)

FULLY DILUTED
Weighted average shares outstanding    176,107,000              122,616,000                 118,245,000
Net loss per share		                ($0.19)	        ($0.29)		   ($0.13)


The accompanying notes are an integral part of these consolidated financial statements.



CINEPLEX ODEON CORPORATION
CONSOLIDATED STATEMENT OF CHANGES IN CASH RESOURCES
(in thousands of U.S. dollars except per share figures)



		                                        	    Year Ended                 Year Ended          	    Year Ended
		                                   December 31, 1996    December 31, 1995   December 31, 1994
                                  -----------------          -----------------           -----------------
CASH PROVIDED BY(USED FOR)

OPERATING ACTIVITIES
  Net loss	                                                 $ (31,082)                   $ (32,907)               $ (14,173)
  Depreciation and amortization	                          43,648 	                    42,621                    40,859
  Other non-cash items	                                        (2,098)                         1,258 	            1,081
  					          -----------                    -----------                    ----------
                                         		            10,468                        10, 972                    27,767
  Net change in non-cash working capital	              1,948                         (7,450)                     3,668
                                                  -----------                   -----------	          ----------
                                                     12,416                3,522         31,435
                                                  -----------   -----------              ----------
FINANCING ACTIVITIES
  Decrease in long-term debt and other obligations  (58,411)                        (9,289)                (351,735)
  Increase in long-term debt and other obligations	       0 	                    14,085 	        364,274
  Net change in operating credit facilities	                    0 		             0 	           (8,168)
  Issue of share capital, net of issue costs                   82,895 	                         64 	           14,646
  Fees associated with refinancing	                                 0 		             0 	           (9,093)
  Other	                                                                       175 	                      (615)	               (27)
                                                     -----------   ----------           ---------
		                                                    24,659                         4,245                        9,897
                                                  -----------                     ----------                     ---------
INVESTMENT ACTIVITIES
  Additions to property, equipment and leaseholds   (36,989)                    (30,749)                   (40,728)
  Long-term investments	                                                0 		        (109)	             (590)
  Proceeds on sale of certain theatre properties            1,974                       23,674                          107
  Proceeds on sale of non-theatre related assets	        0 		              0 	              424
  Other                                                	                 (946)		         (530)	             (262)
                        -----------                    ----------                     ---------
	                                                                    (35,961)                     (7,714)                  (41,049)
                        -----------                    ----------                     ---------
NET INCREASE(DECREASE) DURING YEAR	   1,114 		             53 		  283

CASH AT BEGINNING OF YEAR		   1,604                         1,551                      1,268
                               -----------                      ----------
CASH AT END OF YEAR           $ 2,718                      $ 1,604 	          $ 1,551
                                =======                    =======                 =======

CASH FLOW FROM OPERATING ACTIVITIES PER SHARE
	Basic	                                       	               $  0.08	                       $ 0.03 	            $ 0.29
	Fully Diluted	                                          $  0.07	                       $ 0.03 	            $ 0.27


CHANGE IN NON-CASH WORKING CAPITAL
Current assets
  Accounts receivable	                                          $ 1,117                    $   629 	          $ 4,657
  Other	                                                      (1,024)           1,383       2,793
Current liabilities
  Accounts payable and accruals	                                 (998)	      (9,509)                     (4,264)
  Deferred income	                                             2,157                         508 	               790
  Income taxes payable	                                                696 	         (461)	              (308)
	                               ----------                   ---------                     ---------
                                 $ 1,948       $(7,450)        $ 3,668
                                 =======                =======                   ======

The accompanying notes are an integral part of these consolidated financial statements.



CINEPLEX ODEON CORPORATION
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
(in thousands of U.S. dollars, except for number of shares)

       			     Common Shares    Subordinate Restricted   Retained                      Total
                                     Voting Shares          Earnings   Translation   Shareholders'
		          Shares        Amount     Shares      Amount      (Deficit)    Adjustment  Equity
----------------------------------------------------------------------------------------
BALANCE AT
DECEMBER 31, 1993    62,528,852    $206,093   46,729,131  $251,676    ($262,648)      $5,266      $200,387
Exercise of options	   537,711           948 				                                        948
Net loss				                                                              (14,173)		       (14,173)
Translation adjustment		                                                                                   (4,685)          (4,685)
 Issue of shares	              2,475,114         6,849     2,475,114        6,849    13,698
----------------------------------------------------------------------------------
BALANCE AT
DECEMBER 31, 1994    65,541,677     213,890    49,204,245    258,525   (276,821)	      581 	      196,175


   Exercise of options	    38,950	 64 						              64
   Net loss							       (32,907)		      (32,907)
   Translation adjustment								    2,660          2,660
-----------------------------------------------------------------------------------
BALANCE AT
DECEMBER 31, 1995   65,580,627     213,954     49,204,245   258,525    (309,728)           3,241       165,992


   Exercise of options	  276,118           375 					                          375
   Net loss							       (31,082)   		      (31,082)
   Translation adjustment								       775             775
   Issue of shares	           37,477,412      49,187      24,242,181     33,333 	             		       82,520
----------------------------------------------------------------------------------
BALANCE AT
DECEMBER 31, 1996 103,334,157   $263,516    73,446,426   $291,858  ($340,810)         $4,016    $218,580
===============================================================================

The accompanying notes are an integral part of these consolidated financial statements.


NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(all amounts in U.S. dollars unless otherwise stated)

1. GENERAL

The Corporation is incorporated under the Ontario Business Corporations
Act.

The financial results of the Corporation's operations are presented in United States dollars, as approximately two-thirds of the Corporation's activities emanate from the United States.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The consolidated financial statements are prepared in accordance with accounting principles generally accepted in Canada, which, except as described in note 17, conform in all material respects with accounting principles generally accepted in the United States. A summary of significant accounting policies is set out below.

Principles of Consolidation: The consolidated financial statements include the accounts of the Corporation and its subsidiaries. Intercompany accounts and transactions have been eliminated. The Corporation accounts for its interests in joint ventures through the proportionate consolidation method.

Inventories: Inventories are stated at the lower of cost (first-in, first-out basis) and net realizable value.

Property, Equipment and Leaseholds: Property, equipment and leaseholds are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are calculated using the following methods and annual rates:

Buildings 		Straight-line over 40 years
Projection equipment	Straight-line over 20 years
Other equipment         	Straight-line over 15 years
Leaseholds		Straight-line over periods from 15 to 40 years

Construction in progress is depreciated from the date the asset is ready for productive use.

Goodwill: Goodwill represents the excess of the purchase price of certain businesses over the fair value of the net identifiable assets acquired and is being amortized, on a straight-line basis, over 40 years. The Corporation regularly reviews the recoverability of goodwill by determining whether the amortization of the goodwill balance over its remaining life can be recovered through projected future undiscounted income from operations before interest on long-term debt and effects of goodwill amortization.

Deferred Income: Advance payments received under a strategic marketing relationship with a major supplier, advance sales of admissions, the sale of gift certificates and income from certain promotional programs are included as deferred income, and are recognized as income when services are rendered.

Deferred Charges: Deferred charges, consisting primarily of costs associated with debt refinancing, are amortized over the term of the related debt.

Foreign Currency Translation: Assets and liabilities denominated in a currency other than U.S. dollars are translated to U.S. dollars at exchange rates in effect at the balance sheet date. The resulting gains or losses are accumulated in a separate component of shareholders' equity under the caption "Translation adjustment". Revenue and expense items are translated at average exchange rates prevailing during the year.

Admissions Revenue: Admissions revenue from the exhibition of motion pictures is recognized on the dates of exhibition.

Earnings Per Share: Basic earnings per share are calculated using the weighted daily average number of Common Shares and Subordinate Restricted Voting Shares outstanding. Fully diluted earnings per share are calculated assuming the exercise of stock options at the beginning of the year, or for those stock options issued during the year, at the date of the grant to the extent the impact is dilutive.

Interest Rate Hedging Activities: The Corporation uses interest rate swaps to manage interest rate risk. These financial instruments are not held for trading purposes and any payments or receipts under such contracts are recognized as adjustments to interest expense.

Measurement Uncertainty: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates.

3. ACCOUNTS RECEIVABLE


----------------------------------------------------------------------------------------------
				December 31, 1996     December 31, 1995
----------------------------------------------------------------------------------------------
Trade			    	         $  8,446,000	    $  8,547,000
Current portion of
    long-term receivables                                 150,000            	           840,000
Other                                                           1,098,000	        1,192,000
Employee loans	                                           323,000	           307,000
Allowance for doubtful accounts	               (465,000)	          (524,000)
-----------------------------------------------------------------------------------------------
		                                     $  9,552,000	    $ 10,362,000
========================================================

4. PROPERTY, EQUIPMENT AND LEASEHOLDS


-------------------------------------------------------------------------------------------------------
	          				December 31, 1996   December 31, 1995
-------------------------------------------------------------------------------------------------------
Land                  			                        $63,116,000            $ 62,374,000

Buildings     Cost	     		 	          126,217,000	  124,836,000
	      Accumulated depreciation                   (19,919,000)             (17,163,000)
		                                                  -----------------           -----------------
 					          106,298,000              107,673,000

Equipment   Cost	                                                   136,521,000              133,100,000
	       Accumulated depreciation                  (70,851,000)             (65,761,000)
		                                                   ----------------             ----------------
					            65,670,000               67,339,000

Leaseholds    Cost                                                    537,153,000            522,098,000
(including     Accumulated depreciation                  (197,688,000)         (180,426,000)
capital leases)                                                          ----------------          -----------------
                                                                                339,465,000            341,672,000

Construction in progress                                              5,292,000                4,384,000
--------------------------------------------------------------------------------------------------------
		                                                   $579,841,000          $583,442,000
============================================================

The net book value of assets held under capital leases at December 31, 1996 was $20,508,000 ($21,857,000 at December 31, 1995), net of accumulated amortization of $7,700,000 ($6,655,000 at December 31, 1995).

5. ACCOUNTS PAYABLE AND ACCRUALS


--------------------------------------------------------------------------------------
                             	 December 31, 1996        December 31, 1995
--------------------------------------------------------------------------------------
Trade	                           	          $ 40,332,000	         $38,067,000
Accrued liabilities                            9,809,000	           12,096,000
Sales and other taxes	               8,517,000	             8,584,000
Other				    816,000	               844,000
---------------------------------------------------------------------------------------
			          $ 59,474,000                  $ 59,591,000
==================================================

6. DEFERRED INCOME


---------------------------------------------------------------------------
	                               December 31, 1996     December 31, 1995
---------------------------------------------------------------------------
Strategic marketing relationship       $    8,296,000    $   10,128,000
Advance admission sales                     9,157,000         7,573,000
Gift certificates                           5,001,000         4,432,000
Promotional programs                        1,012,000         1,135,000
Other                                         278,000            90,000
--------------------------------------------------------------------------------
	                                                   23,744,000                 23,358,000
Less:  Current portion                               17,150,000                 14,930,000
-------------------------------------------------------------------------------------------
	                                                $   6,594,000             $    8,428,000
=====================================================


7. LONG-TERM DEBT


----------------------------------------------------------------------------------------------
	                          		  December 31, 1996    December 31, 1995
----------------------------------------------------------------------------------------------
Senior subordinated notes maturing
June 15, 2004, bearing interest
at 10.875%                             	        $  200,000,000           $ 200,000,000

Bank credit facilities of
$147,930,000 maturing
December 31, 1999                                       79,940,000             131,568,000

Various notes and mortgages
(interest rates from 8.00% to 11.50%)          49,877,000                54,209,000
-----------------------------------------------------------------------------------------------
	                                                    329,817,000               385,777,000
Less: Current portion                                     3,759,000                  3,920,000
-----------------------------------------------------------------------------------------------
	                                                  $ 326,058,000           $  381,857,000
========================================================


The bank credit facilities bear interest at variable rates based upon an applicable margin over LIBOR or the bank's reference rate. The applicable margin for LIBOR borrowings will vary from a maximum of 2.25% to a minimum of 1.25% based upon the Corporation meeting certain financial ratios. Commitment reductions under the bank credit facilities amount to $20,000,000 in 1997, $25,000,000 in 1998 and the remaining balance in 1999.
The bank credit facilities are secured by certain assets of the Corporation and its subsidiaries.

The bank credit facilities contain restrictive covenants which require the Corporation to maintain certain financial ratios. At December 31, 1996, the Corporation failed to meet certain financial covenants under its bank credit facilities. Subsequent to that date, the Corporation's bankers agreed to amend certain financial covenants for the quarter ended December 31, 1996 and for all four quarters of 1997. Given the uncertainty with respect to the admission and concession revenue that the Corporation will generate, there is a possibility that the Corporation may not meet certain financial covenants in the future. The Corporation believes that the bank syndicate participating in the bank credit facilities would waive the particular financial covenants if the Corporation is not in compliance at a measurement date during the next twelve month period.

Principal repayments on long-term debt during each of the next five years approximate the following:

----------------------------------------------------------
1997				$  3,759,000
1998				  27,215,000
1999				  84,139,000
2000				   1,939,000
2001				   1,335,000
Thereafter		             211,430,000
----------------------------------------------------------
                                                    $329,817,000
==================================

8. FINANCIAL INSTRUMENTS

(i) Swap Agreements - The Corporation has entered into interest rate swap agreements to manage its interest rate exposure. At December 31, 1996 the Corporation had outstanding three interest rate swap agreements with a commercial bank. The details of the swaps are as follows:

(a) Notional principal - $20,000,000 - The Corporation pays 5.78% per annum, payable on a quarterly basis and receives three month LIBOR rate. This swap expires July 31, 1998.

(b) Notional principal - $15,000,000 - The Corporation pays 5.74% per annum, payable on a quarterly basis and receives three month LIBOR rate. This swap expires November 30, 1998.

(c) Notional principal - $20,000,000 - The Corporation pays 5.72% per annum, payable on a quarterly basis and receives three month LIBOR rate. This swap expires November 30, 1998.

The Corporation is exposed to credit loss in the event of non-performance by the other party to the interest rate swap agreements. However, the Corporation does not anticipate non-performance by the counterparty.

(ii) Fair Value of Financial Instruments - The carrying value of cash, accounts receivable, accounts payable and accruals and the current portion of long-term debt and other obligations approximates fair value due to the short term maturities of these instruments. Financial instruments with a carrying value different from their fair value include:


------------------------------------------------------------------------------------------------------------------------
	                               	 	    December 31, 1996               December 31, 1995
------------------------------------------------------------------------------------------------------------------------
	       				  Carrying              Fair           Carrying                Fair
                    			                     Value           Value               Value             Value
-------------------------------------------------------------------------------------------------------------------------
Financial assets
Long-term investments and receivables
   - Practicable to estimate fair value             $  935,000     $7,873,000      $3,210,000     $10,550,000
   - Not practicable                                       $1,600,000          --                $  735,000           --

Financial liabilities
Long-term debt                                        $326,058,000   $326,558,000   $381,857,000  $364,357,000

Swap agreements net receivable (payable)              --             $123, 000                --             ($608,000)


The fair value of long-term investments and receivables is based on quoted market prices (where applicable) or by discounting future cash flows, including interest payments, using rates currently available for similar investments and receivables. The fair value of long-term debt is based on quoted market prices (where applicable) or by discounting future cash flows, including interest payments, using rates currently available for debt of similar terms and maturity. The fair value of interest rate swap agreements are the estimated amounts that the Corporation would receive (or pay) upon termination of the agreements.

9. PENSION OBLIGATION

The Corporation has a defined benefit pension plan covering full-time employees in the United States. The benefits under this plan are based upon years of service and the employees' compensation for certain periods during the last years of employment. This plan is non-contributory and the Corporation's funding policy is to make the minimum annual contribution required by the applicable regulations. At December 31, 1996, approximately 85% of the assets of this plan were held in bonds and approximately 15% in equities. The most recent actuarial estimate for the plan covering these employees as at December 31, 1996 indicates pension fund assets of $6,557,262 ($6,071,000 at December 31, 1995) and accrued pension benefits of $12,185,000 ($12,286,000 at December 31, 1995).

The Corporation has a pension plan covering full time employees in Canada. Prior to January 1, 1993 this plan was a defined benefit plan and effective on that date it was converted to a defined contribution plan. At the date of the conversion benefits under the defined benefit plan were frozen. The most recent actuarial estimate for the plan covering Canadian employees indicates a surplus of pension fund assets over accrued benefits of approximately $2,686,000.

At December 31, 1996, the Corporation's pension obligation is $2,145,000, of which $1,072,000 is the long-term portion ($2,348,000 at December 31, 1995 of which $1,248,000 was the long-term portion).

10. CAPITAL STOCK
-----------------------------------------------------------------
		                     December 31, 1996     December 31, 1995
-----------------------------------------------------------------
Authorized:
Unlimited number of Common Shares
Unlimited number of First Preference Shares issuable in series
Unlimited number of Subordinate Restricted Voting Shares

Issued:
103,334,157 Common Shares
(December 31, 1995 - 65,580,627)     $263,516,000            $213,954,000
73,446,426 Subordinate Restricted
Voting Shares
(December 31, 1995 - 49,204,245)      291,858,000               258,525,000
--------------------------------------------------------------------------
		                              $555,374,000             $472,479,000
=====================================================

i) On March 20, 1996 the Corporation filed a supplemented short form prospectus in Canada and the United States pursuant to the multi-jurisdictional disclosure system with respect to an offering of 25,000,000 Common Shares to the public at a price of $1.375 per share, for an aggregate consideration of $34,375,000. In addition, in accordance with the provisions of the Amended and Restated Subscription Agreement, Universal Studios, Inc. (Universal) (formerly MCA INC.) and the Charles Rosner Bronfman Trust (the Trust) agreed to subscribe for 24,242,181 Subordinate Restricted Voting (SRV) Shares and 12,121,454 Common Shares respectively, at the same price as the offering to the public, for aggregate consideration of $50,000,000. The public offering and the subscriptions by Universal and the Trust were completed on March 28, 1996. On April 16, 1996, the Corporation issued 355,958 Common Shares at a price of $1.375 per share as part of the over-allotment option provided to the underwriters pursuant to the public offering. The net proceeds from the issuance of the Common and SRV Shares were used to reduce indebtedness owing under the Corporation's revolving bank credit facilities.

ii) The SRV Shares are held by Universal. Under the terms of the shares, Universal is entitled to exercise no more than one-third less one vote of the voting rights applicable to all issued voting shares.

iii) In 1996 the Amended and Restated Stock Option Plan (the Option Plan) was approved. The Option Plan provides for the granting of rights to purchase Common Shares under both incentive and non-incentive stock option agreements. The options granted under the Option Plan are for 10 year terms and vest over various periods to a maximum of 5 years. The maximum number of options which can be granted under the Option Plan is 17,646,716.

During 1996 the Corporation amended the exercise price of 6,859,989 of the outstanding stock options issued under the Option Plan to Canadian $1.87. In addition, the Corporation extended the expiry dates of 2,754,244 outstanding stock options to the date which is 10 years from the date of the original grant of such option.

The following options to purchase Common Shares expire between October 15, 2001 and April 16, 2006:
---------------------------------------------------------------
Option price per share                December 31, 1996
---------------------------------------------------------------
$ 1.70  Canadian                                            8,450
   1.87  Canadian                                   14,494,789
---------------------------------------------------------------
Options outstanding end of year              14,503,239
=====================================

Stock option transactions for the respective years were as follows:


-------------------------------------------------------------------------------------------------------------------------------
		                         		December 31, 1996      		December 31, 1995
                                       			Number    Weighted Av.   	Number    Weighted Av.
                                           		of       	   Exercise         		of   Exercise
                                       			Options     Price ($Cdn)  		Options     Price ($Cdn)
--------------------------------------------------------------------------------------------------------------------------------
Options outstanding beginning of year      7,835,289        3.06                         7,878,064        3.06
Additional options granted            	          8,019,020        1.87     		   42,000       2.62
Less options exercised                   	             276,118        1.87                               38,950       2.24
Less options terminated, canceled
 or expired                                                1,074,952        2.74                               45,825       3.02
-------------------------------------------------------------------------------------------------------------------------------
Options outstanding end of year              14,503,239        1.87                          7,835,289        3.06
==========================================================================

At December 31, 1996 there were 7,683,136 options exercisable and 2,579,316 options available for grant.

iv) Under the Corporation's current financing arrangements, the Corporation is prohibited from paying any Common Share or Subordinate Restricted Voting Share dividends unless it is in compliance with specified financial ratios. The Corporation is not currently in compliance with such financial ratios. Any such payment of dividends is further subject to annual limitations.

11. COMMITMENTS AND CONTINGENCIES

i) Certain theatre properties and theatre equipment are subject to lease agreements. Certain of the property leases require the Corporation to pay additional rent and to pay all business and realty taxes and a proportion of the landlord's operating costs in respect of the leased premises. Future minimum payments, by year and in the aggregate, under theatre operating leases and theatre and equipment capital leases, as at December 31, 1996, are as follows:


----------------------------------------------------------------------------------
                          	                      Capital leases        Operating leases
----------------------------------------------------------------------------------
1997                        	            $ 2,913,000      	  $   74,540,000
1998                           		 2,637,000          	       74,470,000
1999                           		 2,461,000                  72,660,000
2000                         	               2,334,000                  70,908,000
2001                          		 1,089,000                  68,391,000
Thereafter                  		 2,043,000                632,764,000
------------------------------------------------------------------------------------
Total minimum lease payments      13,477,000           $  993,733,000
		                            ========================
Less: Imputed interest at
      rates between 7.5% and
      8.5%                                         3,066,000
      Current portion                         2,094,000
---------------------------------------------------------
		                         $ 8,317,000
=================================

ii) The Corporation and its subsidiaries are currently subject to audit by taxation authorities in several jurisdictions. The taxation authorities have proposed to reassess taxes in respect of certain transactions and income and expense items. Management believes that the Corporation and its subsidiaries have meritorious defenses and is vigorously contesting the adjustments proposed by the taxation authorities. Although such matters cannot be predicted with certainty, management does not consider the Corporation's exposure to such proposed reassessments to be material to these financial statements.

iii) The Corporation and its subsidiaries are also involved in certain litigation arising out of the ordinary course and conduct of its business. The outcome of this litigation is not currently determinable. Although such matters cannot be predicted with certainty, management does not consider the Corporation's exposure to such litigation to be material to these financial statements.



12. OTHER INCOME(EXPENSES)

Other income(expenses) is comprised of the following:


------------------------------------------------------------------------------------------------------------------------
                     			     Year ended               Year ended       Year ended
                     			 December 31, 1996   December 31, 1995    December 31, 1994
------------------------------------------------------------------------------------------------------------------------
Net loss on sale or write down of
theatre related assets       			$ (14,000)              $ (3,014,000)                  $ (32,000)

Net gain on sale or realization of
non-theatre related assets       		           ---                    1,175,000                     517,000

Write-off of deferred
financing charges   			           ---                             ---                    (3,198,000)

Severance and other
corporate charges         			 (1,363,000)                (1,023,000)                 (187,000)
---------------------------------------------------------------------------------------------------------------------------
                       			           $  (1,377,000)            $  (2,862,000)           $ (2,900,000)
========================================================================

13. INCOME TAXES

--------------------------------------------------------------------------------------------
                         Year ended                  Year ended                  Year ended
             December 31, 1996      December 31, 1995      December 31, 1994
---------------------------------------------------------------------------------------------
Current           $  1,390,000                $  1,269,000                  $  2,398,000
======================================================

The Corporation's income tax provision based upon income(loss) from continuing operations before income taxes is made up as follows:


------------------------------------------------------------------------------------------------------------------------
                                      		           Year ended               Year ended                  Year ended
                                		December 31, 1996    December 31, 1995    December 31, 1994
------------------------------------------------------------------------------------------------------------------------
Statutory income tax rate                	      44.0%       	           44.0%        	      44.0%

Provision based on statutory
income tax rate                              	        $(13,064,000)           $(13,921,000)              $ (5,183,000)

Increase (decrease) in incom
tax provision resulting from:

Tax exempt portion of capital gains                  (6,000)                   (48,000)                   (158,000)

Permanent differences other than
capital gains                          		    62,000                    766,000                   1,490,000

Non-recognition of tax benefit of
current year's losses for tax purposes:
      Canada                                		         ---                   1,290,000                   2,990,000
      United States                   	           14,050,000                11,913,000	            1,731,000

Recognition of tax benefit of
prior years' losses for tax purposes:
     Canada                          	            (1,042,000)                        ---                               ---
     United States                           		         ---                            ---                               ---
----------------------------------------------------------------------------
                                                       ---      ---       870,000
Large Corporations Tax and
state taxes                                                    1,390,000                1,269,000                    1,528,000
-------------------------------------------------------------------------------------------------------------------------
Income tax provision                                $  1,390,000            $  1,269,000                $  2,398,000
=======================================================================

For taxation purposes there are net operating loss carryforwards of approximately $270,000,000 available to offset future taxable income. These losses expire between the years 1997 and 2011. A portion of the United States net operating loss carryforwards, in the amount of $53,000,000, are subject to annual limitations.

14. SEGMENTED INFORMATION

Substantially all of the Corporation's operations are in the exhibition business, including the exhibition and distribution of motion picture films.

The geographic distribution of revenue, income(loss) from continuing operations and assets are shown below:


---------------------------------------------------------------------------------------------
                              Year ended                   Year ended               Year ended
                       December 31, 1996   December 31,1995   December 31,1994
---------------------------------------------------------------------------------------------
Revenue
   Canada             $   159,068,000           $ 150,026,000         $  157,690,000
   United States         350,624,000              363,124,000             383,422,000
----------------------------------------------------------------------------------------------
                            $   509,692,000            $ 513,150,000        $  541,112,000
=======================================================

Income(loss) from continuing operations
   Canada              $     2,159,000              $  (2,914,000)         $   (7,576,000)
   United States         (33,241,000)               (29,993,000)              (6,597,000)
----------------------------------------------------------------------------------------------
                            $   (31,082,000)            $ (32,907,000)         $  (14,173,000)
=======================================================

-------------------------------------------------------------
	        December 31, 1996        December 31, 1995
---------------------------------------------------------
Assets
   Canada              $ 142,448,000             $   134,198,000
   United States        501,723,000                  515,445,000
------------------------------------------------------------------------
                            $ 644,171,000       $   649,643,000
============================================================

Film exhibition operations outside of Canada and the United States are currently limited to one theatre (six screens) in Budapest, Hungary. This location is not material to the Corporation's financial position or results of operations and is included with Canada for segmented disclosure purposes.

15. SUMMARY FINANCIAL INFORMATION OF PLITT THEATRES, INC. (PLITT)

The following is summarized consolidated financial information of Plitt:


-------------------------------------------------------------------------
                          				 Year Ended                   Year Ended	   Year Ended
                   			   December 31, 1996	December 31, 1995   December 31,1994
==========================================================================
Revenue                                                 $     350,624,000	    $     363,124,000           $ 383,422,000
==========================================================================
Income from continuing operations
before general and administrative
expenses, depreciation and
amortization, interest on
long-term debt and income
taxes		                                   $      45,847,000	    $      46,148,000             $  57,057,000
==========================================================================
Net loss                                                  $     (33,241,000)	    $     (29,993,000)             $ (6,597,000)
==========================================================================

The results for the year ended December 31, 1996 include $1,799,000 of costs charged to Plitt by the Corporation (1995-$ Nil; 1994-$590,000)

---------------------------------------------------------
			December 31, 1996	December 31, 1995
---------------------------------------------------------
Current assets		$      17,105,000    	$      21,259,000
Noncurrent assets	$     484,618,000     	$     502,989,000
Current liabilities	$      55,078,000		$      54,790,000
Noncurrent liabilities	$     265,386,000		$     282,577,000
===================================================

Current liabilities at December 31, 1996 include a net payable to the Corporation and other corporations within the consolidated group in the amount of $9,551,000 (December 31, 1995 - net receivable of $3,834,000). Noncurrent liabilities at December 31, 1996 and December 31, 1995 include $10,000,000 that is owed to the Corporation.

16. RELATED PARTY TRANSACTIONS

Related party transactions not disclosed elsewhere in these financial statements include film distribution and exhibition agreements which the Corporation enters into with Universal. These agreements are conducted in accordance with normal business terms and conditions. Pursuant to these agreements, the Corporation, in the year ended December 31, 1996, paid approximately $20,631,000 in film licensing fees to Universal (1995 - $31,198,000, 1994 - $34,734,000) and received from Universal approximately $666,000 (1995 - $576,000, 1994 - $879,000) relating to distribution services.

17. RECONCILIATION BETWEEN CANADIAN AND UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES (GAAP)

i) The Corporation has adopted the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (FAS 109), for its financial statements presented under United States accounting principles. Under FAS 109 the Corporation's method of accounting for income taxes changes from the deferred method, as recorded under Canadian accounting principles, to an asset and liability approach. Under the asset and liability method of FAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.

The income tax provision for the year ended December 31, 1996 calculated in accordance with United States accounting principles was the same as that reported under Canadian accounting principles after reflecting a net increase in the valuation allowance of $19,400,000 (1995 - net increase of $22,700,000, 1994 - net increase of $6,100,000).

The application of the above noted United States accounting principles on the balance sheet of the Corporation as at December 31, 1996 resulted in no net difference in deferred taxes from that reported under Canadian accounting principles. At December 31, 1996, the gross deferred tax asset was $139,000,000 less a valuation allowance of $103,000,000 (December 31, 1995 - $127,700,000 less a valuation allowance of $83,500,000) and the deferred tax liability was $36,000,000 (December 31, 1995 - $44,200,000).

ii) Under GAAP in the United States and the financial reporting requirements of the Securities and Exchange Commission, all operating income and expenses, such as those listed in note 12 to the consolidated financial statements, are required to be included in any subtotal purporting to represent income(loss) from operations. Therefore, under U.S. GAAP, income(loss) from operations as cross-referenced from the income statement to this note would be as follows:

           Year Ended	    Year Ended	            Year Ended
December 31, 1996    December 31, 1995     December 31, 1994
------------------------------------------------------------------
          $   5,790,00              $    9,345,000 	           $ 21,866,000
==============================================

iii) As required by Statement of Financial Accounting Standards No. 95, the following disclosures are provided.


             		                Year Ended	         Year Ended	        Year Ended
               	     December 31, 1996     December 31, 1995        December 31, 1994
-------------------------------------------------------------------------------------------------------------
Interest on long-term
debt paid	  	 $  35,482,000	       $   40,983,000	       $ 33,641,000
Income taxes paid  	  $   1,390,000	        $    1,269,000	        $  2,398,000
===============================================================

iv) The Corporation applies APB Opinion No. 25 in accounting for its stock options under United States GAAP. Beginning in 1996, United States GAAP encourages, but does not require, the recording of compensation cost for stock options at fair value. The new United States accounting pronouncement, SFAS No. 123, does however, require the disclosure of pro forma net income and earnings per share information as if the Corporation had accounted for its stock options issued in 1996 and 1995 under the fair value method. Accordingly, the fair value of these options has been estimated at the date of grant or re-issue using the Black-Scholes option pricing model with the following assumptions for 1996: weighted average risk free interest rate of 5.96%; dividend yield of 0%; volatility factor of the expected market price of the Corporation's Common Shares of 0.60; and a weighted average expected life of the options of 2.9 years. The weighted-average grant-date fair value of the options issued in 1996 was Canadian $0.80. For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period which ranges from upon issuance or re-issue to four years. Retroactive application of the fair value method to prior years is not permitted, therefore the full effect of the fair value method will not be reflected in the pro forma disclosures until it has been applied to all nonvested options. Assuming the Corporation has accounted for its stock options issued under the fair value method, United States GAAP pro forma net loss and net loss per share for the year ended December 31, 1996 would have been $35,059,000 and $0.21 respectively. Compensation cost for the year ended December 31, 1995 has not been estimated as the number of options issued in the year was insignificant.

18. JOINT VENTURES

The Corporation's prorata share of the joint venture operations through which it carries out part of its activities is summarized below. The Balance Sheet amounts below reflect the elimination of accounts between these joint ventures and the Corporation.


----------------------------------------------------------------------------------------------
                	      Year Ended               Year Ended               Year Ended
                      December 31, 1996    December 31, 1995    December 31, 1994
========================================================
Revenue		$      4,727,000           $      3,624,000	       $ 2,449,000
Expenses                     3,519,000                   2,588,000                 $ 1,738,000
------------------------------------------------------------------------------------------------
Net income	$      1,208,000            $      1,036,000                 $   711,000
=========================================================
Cash flow from
operations            $      1,589,000            $      1,251,000	        $   850,000
=========================================================

-----------------------------------------------------------------------
				December 31, 1996	December 31, 1995
-----------------------------------------------------------------------
Current assets			$         966,000    	$         680,000
Noncurrent assets		$      10,953,000     	$       8,570,000
Current liabilities		$       1,629,000		$         190,000
Noncurrent liabilities		$       2,167,000		$       2,619,000
==========================================================

19. RECLASSIFICATIONS

Certain prior years' balances have been reclassified to conform with financial statement presentation adopted in the current year.

      Selected Quarterly Financial Data
      (In thousands of U.S. dollars except per share data)

                                    	  		Unaudited
-------------------------------------------------------------------------------------------------
					Three Months Ended
		 	March 31      June 30   September 30   December  31
  			       1995          1995                 1995                1995
-------------------------------------------------------------------------------------------------

Revenues		$ 109,964   $ 122,514        $ 155,667      $  125,005
Operating income(loss)	     (5,660)           (366)           14,780              3,453
Income(loss)		   (15,109)      (15,147)             4,333             (6,984)

Earnings(loss) per share
	Basic		      (0.13)         (0.13)                0.04               (0.06)
	Fully Diluted	      (0.13)         (0.13)                0.04               (0.06)
-------------------------------------------------------------------------------------------------
					Three Months Ended
			March 31      June 30   September 30   December  31
			       1996          1996                 1996                1996
-------------------------------------------------------------------------------------------------
Revenues		$ 128,351      $ 117,783    $ 141,976       $  121,582
Operating income(loss)	       3,951           (1,793)          6,523             (1,514)
Loss   		                   (7,157)         (11,070)        (2,970)            (9,885)

Loss per share
	Basic		       (0.06)             (0.06)          (0.02)             (0.06)
	Fully Diluted	       (0.06)             (0.06)          (0.02)             (0.06)
--------------------------------------------------------------------------------------------------


		SUPPLEMENTAL SCHEDULES:

Schedules of the Corporation for each of the three years in the period ended December 31, 1996 are filed under Item 14 hereto.


ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE.

		Not Applicable.

                              PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The information required by Item 10 is set forth in the Corporation's Proxy Statement under the caption "Election of Directors" and "Security Ownership of Certain Beneficial Owners and Management" and is incorporated herein by reference (except that certain information regarding the Corporation's executive officers is included in Part I under the heading "Executive Officers").

ITEM 11.	EXECUTIVE COMPENSATION.

The information required by Item 11 is set forth in the Corporation's Proxy Statement under the caption "Executive
Compensation" and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
		MANAGEMENT.

The information required by Item 12 is set forth in the Corporation's Proxy Statement under the caption "Security
Ownership of Certain Beneficial Owners and Management" and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information required by Item 13 is set forth in the Corporation's Proxy Statement under the captions "Indebtedness of Directors and Senior Officers", "Interests of Insiders in
Material Transactions" and "Executive Compensation" and is incorporated herein by reference.

                            PART IV

ITEM 14.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
		FORM 8-K.

(a)	1.	FINANCIAL STATEMENTS

The following financial statements of the Corporation have been filed under Item 8 hereto.

Auditors' Report

Consolidated Balance Sheets at December 31, 1996 and 1995

For each of the years ended December 31, 1996, 1995 and 1994:

	Consolidated Income Statement
	Consolidated Statement of Changes in Cash Resources
	Consolidated Statement of Changes in Shareholders' Equity

Notes to the Consolidated Financial Statements

2.	FINANCIAL STATEMENT SCHEDULE

	Auditors' Report on Schedule

	Schedule II   -	Valuation and qualifying accounts

All other schedules have been omitted because the information required is included in the consolidated financial statements or the notes thereto.




	3.	EXHIBITS:

			(i)  The following Exhibits,
numbered as they were numbered for filing as Exhibits to the Corporation's Form S-1 Registration Statement,
No. 33-12919, as amended, effective May 14, 1987, are incorporated herein by reference:

	10.9	Restated Subscription  Agreement between Cineplex
		Odeon Corporation and MCA INC. dated
		January 15, 1986, as amended May 6, 1986

	10.11	Cineplex Standstill  Agreement between Cineplex
		Odeon Corporation and MCA INC. dated
 		May 12, 1986, as amended  January, 1987

	10.14	MCA Registration  Agreement between Cineplex
		Odeon Corporation and MCA INC. dated
		May 12, 1986

	10.26	Amendment to Restated  Subscription Agreement
		dated  May 4, 1987

	10.27	Amendment to Standstill Agreement dated
 		May 4, 1987

			(ii)	The following Exhibit,
numbered as it was for filing as an Exhibit to the Corporation's Annual Report on Form 10-K for 1987, is incorporated herein by reference:

	10.2	Amendment to Cineplex Standstill
 		Agreement dated as of March 3, 1988

			(iii)	The following Exhibits,
numbered as they were for filing as Exhibits to the Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 1989 are incorporated herein by reference:

	10.6	Agreement made May 15, 1989  between Cineplex
		Odeon Corporation and MCA INC., further
		amending the Standstill Agreement between them dated May 12, 1986

	10.7	Form of Indemnity as executed by Cineplex Odeon
		Corporation in favour of each of the Corporation's directors

			(iv)	The following Exhibits,
numbered as they were for filing as Exhibits to the Corporation's report on Form 8-K which was filed
October 24, 1989 are incorporated herein by reference:

	3	Agreement made October 24, 1989 between Cineplex
		Odeon Corporation and MCA INC., further amending the Standstill Agreement between them dated
 		May 12, 1986

			(v)	The following Exhibits,
numbered as they were for filing as Exhibits to the Corporation's Annual Report on Form 10-K for 1989, are incorporated herein by reference:

	3.2	Bylaws

			(vi)	The following Exhibits,
numbered as they were for filing as Exhibits to the Corporation's Annual Report on Form 10-K for 1990, are incorporated herein by reference:

	3.1	Articles of Amalgamation

	10.2	Sample Cineplex Odeon Corporation Option
		Agreement for United States resident

			(vii)	The following Exhibits,
numbered as they were for filing as an Exhibit to the Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 1994 are incorporated herein by reference:

	 4.1	Indenture dated as of June 23, 1994, by and
		among Plitt Theatres, Inc. and Cineplex
		Odeon Corporation and The Bank
		of New York as Trustee.

	10.1	Credit Agreement dated as of  June 23, 1994, by
		and among Cineplex Odeon Corporation and Plitt Theatres, Inc. and The Bank of Nova Scotia as agent, and the banks party thereto.

	10.2	Letter Agreement dated as of June 23, 1994,
		regarding the establishment of an operating credit facility, between Cineplex Odeon Corporation, as borrower, and The Bank of Nova Scotia.


			(viii)	The following Exhibits,
numbered as they were for filing as an Exhibit to the Corporation's Quarterly Report on Form 10-Q for the quarter ended March 31, 1995 are incorporated herein by reference:

	10.1	Second Amendment Agreement dated as of
		March 31, 1995 by and among Cineplex Odeon
		Corporation, Plitt Theatres, Inc., the Guarantors, The Bank of Nova Scotia as agent, and the Banks party thereto.

			(ix)	The following Exhibits,
numbered as they were for filing as an Exhibit to the Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995 are incorporated herein by reference:

	10.1	Third Amendment Agreement dated as of
		September 30, 1995 by and among Cineplex Odeon
		Corporation, Plitt Theatres, Inc., the Guarantors, The Bank of Nova Scotia as agent, and the Banks party thereto.

			(x)	The following Exhibits,
numbered as they were for filing as an Exhibit to the Corporation's Annual Report on Form 10-K for 1995 are incorporated herein by reference:

	10.1	Fifth Amendment Agreement dated as of
		March 26, 1996 by and among Cineplex Odeon
		Corporation, Plitt Theatres, Inc., the Guarantors
		The Bank of Nova Scotia as agent, and the Banks
		 party thereto.

	10.2	Amended and Restated Subscription Agreement
		dated as of March 19, 1996 by and among Cineplex
		Odeon Corporation, MCA INC. amd the
		Charles Rosner Bronfman Trust.

			(xi)	The following Exhibits,
numbered as they were for filing as an Exhibit to the Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996 are incorporated herein by reference:

	3.1	Articles of the Corporation as amended
		effective June 6, 1996.

	10.1	Stock Option Plan as amended effective
		 June 6, 1996.

			(xii)	The following Exhibits,
numbered as they were for filing as an Exhibit to the Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996 are incorporated herein by reference:

	10.1	Sixth Amendment Agreement dated as of
		August 16, 1996 by and among Cineplex Odeon
		Corporation, Plitt Theatres, Inc., the Guarantors, The Bank of Nova Scotia as agent, and the Banks party thereto.

	10.2	Seventh Amendment Agreement dated as of
		October 31, 1996 by and among Cineplex Odeon
		Corporation, Plitt Theatres, Inc., the Guarantors, The Bank of Nova Scotia as agent, and the Banks
		 party thereto.

			(xiii)	The following Exhibits are
filed herewith:

	10.1	Eighth Amendment Agreement dated as of
		February 17, 1997 by and among Cineplex Odeon
		Corporation, Plitt Theatres, Inc., the Guarantors, The Bank of Nova Scotia as agent, and the Banks
		 party thereto.

	10.2	Employment Agreement between Cineplex Odeon
		Corporation and Mr. Allen Karp dated as of July 4, 1996 as amended by letter agreement dated as of December 6, 1996.

	10.3	Employment Agreement between Cineplex Odeon
		Corporation and Mr. Ellis Jacob dated as of December 6, 1996.

	10.4	Employment Agreement between Cineplex Odeon
		Corporation and Mr. Robert Tokio dated as of December 6, 1996.

	10.5	Employment Agreement between Cineplex Odeon
		Corporation and Mr. Michael Herman dated as of December 6, 1996.

	10.6	Employment Agreement between Cineplex Odeon
		Corporation and Mr. Howard Lichtman dated as of December 6, 1996.

	10.7	Employment Agreement between Cineplex Odeon
		Corporation and Mr. Irwin Cohen dated as of December 6, 1996.

	10.8	Employment Agreement between Cineplex Odeon
		Corporation and Mr. Michael McCartney dated as of September 15, 1995 as amended by letter agreement dated as of January 22, 1997.

	11.1	Statement re computation of earnings per share

              21.1  	Subsidiaries of the Corporation

              23.1	Consent of KPMG

	27	Financial Data Schedule

	(b)	The Corporation did not file any reports on
Form 8-K during the three months ended December 31, 1996.




Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

				CINEPLEX ODEON CORPORATION


				By:  	Allen Karp
					__________________
					Allen Karp
					President and Chief
					Executive Officer

					Date:  March 11, 1997


				  By:  	Ellis Jacob
 				         	____________________
					Ellis Jacob
	 				Executive Vice-President
					and Chief Financial Officer

					Date:  March 11, 1997



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.


Signature		Title				  Date


  Allen Karp           	  President, Chief Executive	March 11, 1997
__________ 		  Officer and Director
 Allen Karp		  (Principal Executive
			  Officer)

 Ellis Jacob          	Executive Vice-President 		March 11, 1997
__________  		and Chief Financial Officer
Ellis Jacob		and Director  (Principal
			Financial and Accounting Officer)

 E. Leo Kolber        	 Chairman of the Board	 	March 11, 1997
_______________
E. Leo Kolber

 Rudolph P. Bratty    	  Director			March 11, 1997
_______________
 Rudolph P. Bratty

 ______________
 John H. Daniels 	  	Director

______________
Bruce L. Hack 		Director

________________
Andrew J. Parsons        	Director			 	March 11, 1997
_______________
Andrew J. Parsons


 Eric W. Pertsch      	Director			 	March 11, 1997
_______________
 Eric W. Pertsch


 Robert Rabinovitch   	 Director			 March 11, 1997
________________
 Robert Rabinovitch


 James D. Raymond     	  Director			 March 11,  1997
________________
James D. Raymond

__________________  	  Director
Christopher J. McGurk


 __________________        Director
  Howard L. Weitzman

INDEPENDENT AUDITORS' REPORT ON SCHEDULE

The Board of Directors and Shareholders of Cineplex Odeon
Corporation

Under date of February 18, 1997, we reported on the consolidated balance sheets of Cineplex Odeon Corporation as at December 31, 1996 and 1995 and the related consolidated statements of income and changes in shareholders' equity and cash resources for each of the years in the three year period ended December 31, 1996, as contained in the annual report on Form 10-K for the year 1996. In connection with our audits of the aforementioned consolidated financial statements, we also have audited the related financial statement schedule in the Form 10-K. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

KPMG

Chartered Accountants

Toronto, Canada
February 18, 1997

CINEPLEX ODEON CORPORATION
SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
For fiscal periods 1996, 1995 and 1994
(in thousands of U.S. dollars)


	Column A		Column B	Column C			Column D	Column E

				Balance at	Charged to	Charged to	Deductions/
				Beginning of	Costs and	Other		Other		Balance at
Description			Period		Expenses	Accounts	Changes		End of Period
--------------       ---------------        ---------------         ------------- ----------------
Year Ended December 31, 1996

Allowance for doubtful accounts	         $524 	     N/A	    	      N/A		      ($59)		$465
Goodwill			      10,167 	   1,114 	      	          0 	      	           0 	           11,281
Deferred charges		       	        2,395              1,275 	      	          0           	           1 	             3,671
				---------------         --------------         ---------------         -------------            -----------------
				     $13,086	  $2,389	                      $0 	                   ($58)	         $15,417
   ---------------          --------------         ---------------         -------------            -----------------
Year Ended December 31, 1995

Allowance for doubtful accounts	         $519 	     N/A	                    N/A		         $5 		$524
Goodwill			        9,702              1,147                         0 	                    (682)(ii)                   10,167
Deferred charges	  1,170     1,452        0 	                    (227)(iii)	             2,395
        ---------------          --------------       ----------------          --------------            ----------------
			                   $11,391            $2,599	                     $0 	                  ($904)	         $13,086
				--------------            -------------      ----------------           --------------             ---------------
Year Ended December 31, 1994

Allowance for doubtful accounts	         $430 	       N/A	     N/A		       $89 		$519
Goodwill			        8,518 	    1,192 	         0 	                       (8)	             9,702
Deferred charges		                      5,946 	     2,198 	         0                	   (6,974)(iv)	             1,170
               --------------   -------------   -------------   ------------           --------------
  			                  $14,894 	   $3,390 	       $0 	                ($6,893)                     $11,391
               ------------   ----------   -------------           ---------------           --------------

Notes
(i) Unless otherwise stated, Deductions/Other Changes represent the translation adjustment on the conversion of Canadian dollar amounts to U.S. dollars.

(ii) $687 relates to the write-off of the accumulated amortization of goodwill associated with the sale of certain theatres.

(iii) $236 relates to the write-off of a deferred charge item that had become fully amortized during the period.

 (iv) $6,736 relates to the write-off of debt financing charges




EXHIBIT INDEX



Exhibit 		Description 				Page Number

10.1 	Eighth Amendment Agreement dated as
	of February 17, 1997 by and among
	Cineplex Odeon Corporation, Plitt  Theatres,
	Inc.,the Guarantors, The Bank of Nova
	Scotia as agent, and the Banks
	party thereto.

10.2 	Employment Agreement between
	Cineplex Odeon Corporation and
	Mr. Allen Karp dated as of July 4, 1996
 	as amended by letter agreement dated as
 	of December 6, 1996.

10.3 	Employment Agreement between
	Cineplex Odeon Corporation and
	Mr. Ellis Jacob dated as of  December 6, 1996.

10.4 	Employment Agreement between
	Cineplex Odeon Corporation and
	Mr. Robert Tokio dated as of December 6, 1996.

10.5 	Employment Agreement between
	Cineplex Odeon Corporation and
	Mr. Michael Herman dated as of December 6, 1996.

10.6 	Employment Agreement between
	Cineplex Odeon Corporation and
	Mr. Howard Lichtman dated as of December 6, 1996.

10.7 	Employment Agreement between
	Cineplex Odeon Corporation and
	Mr. Irwin Cohen dated as of December 6, 1996.

10.8 	Employment Agreement between
	Cineplex Odeon Corporation and
	Mr. Michael McCartney dated as of September 15,
	1995 as amended by letter agreement dated as of January 22, 1997.

11.1 	Statement re computation of earnings per share.

21.1 	Subsidiaries of the Corporation.

23.1 	Consent of KPMG.

27 	Financial Data Schedule.