Form 10-K/A
period 1996-12-31
CINEPLEX ODEON CORP /CAN/
filed 1997-04-30
CIK 811925

\
                                   FORM 10 - K/A-1

                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549
                                      (Mark One)
                (X)    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934
                    For the fiscal year ended:   DECEMBER 31, 1996
                                                 -----------------
                                          OR
              ( )    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934
                       For the transition period from        to
                                                     --------

                            Commission file number: 1-9454
                                                    ------

                              CINEPLEX ODEON CORPORATION
                              --------------------------
                (Exact name of Registrant as specified in its charter)

                     Ontario, Canada             Non-Resident Alien
                     ---------------             ------------------
             (State or other jurisdiction         (I.R.S. Employer
            of incorporation or organization)    Identification No.)

            1303 Yonge Street, Toronto, Ontario          M4T 2Y9
           ---------------------------------------    -------------
           (Address of principal executive offices)   (Postal Code)

                                                                    416-323-6600
                                                                    ------------
                                                 (Registrant's telephone number
                                                            including area code)

             Securities registered pursuant to Section 12(b) of the Act:
    Title of each class:          Name of each exchange on which registered:
         COMMON SHARES                      NEW YORK STOCK EXCHANGE
         -------------                      -----------------------
                                            TORONTO STOCK EXCHANGE
                                            ----------------------

             Securities registered pursuant to Section 12(g) of the Act:
                                                                            None
                                                                            ----

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.      Yes  X  or No
                                            ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K (X)

As of February 20, 1997, Cineplex Odeon Corporation (the Corporation) had 103,334,157 Common Shares without par value, outstanding and the aggregate market value of the Common Shares (based on the last sale price of such stock as reported by the New York Stock Exchange for February 20, 1997) held by nonaffiliates on such date was approximately U.S. $83,230,000. All officers, directors and more than 5% shareholders of the registrant have been deemed "affiliates" for the purpose of calculating such aggregate market value. The registrant does not represent that such person, or any of them, would be deemed "affiliates" of the registrant for any other purpose of the United States Federal Securities Laws.

                                   EXPLANATORY NOTE

The Corporation hereby files this Amendment to its Annual Report on Form 10-K for the fiscal year ended December 31, 1996 to furnish information required by Items 10, 11, 12 and 13 that was previously omitted pursuant to paragraph G(3) of the General Instructions to Form 10-K. Unless otherwise noted all amounts are in Canadian dollars.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

(a) DIRECTORS

The following table sets forth certain information concerning the directors of the Corporation as of April 22, 1997.

RUDOLPH P. BRATTY, Q.C.............    Mr. Bratty has been a partner in the law
(Age 65)                               firm of Bratty & Partners, Toronto,
                                       since May 1985. Mr. Bratty has also been President of Cedarland Properties Ltd., a real estate development company, since
                                       1972. Mr. Bratty is a director of The
                                       Toronto Sun Publishing Corporation and
                                       Canada Trust. Mr. Bratty has been a
                                       director of the Corporation since April
                                       1980.

JOHN H. DANIELS....................    Mr. Daniels has been Chairman of the
(Age 70)                               Board of the Daniels Group, a real
                                       estate  development and investment
                                       company, since August 1982. Mr. Daniels
                                       has been  a director of the Corporation
                                       since January 1980.

BRUCE L. HACK*.....................    Mr. Hack has been Executive Vice
(Age 48)                               President, Finance of Universal Studios,
                                       Inc. since September, 1995. Mr. Hack
                                       served as Business Planning Re-
                                       Engineering Co-Leader of The Seagram
                                       Company Ltd. and Vice President,
                                       Strategic Planning and Business
                                       Development of Joseph E. Seagram & Sons,
                                       Inc. from June 1994 to September  1995.
                                       He served as Chief Financial Officer and
                                       Senior Vice President, Finance and MIS
                                       of Tropicana Products, Inc. from
                                       September 1991 to June 1994, and as
                                       Senior Vice President, Finance and
                                       Business Development of the Seagram
                                       Beverage Group during 1991. Mr. Hack was
                                       Executive Vice President, Finance and
                                       Administration of the Seagram Beverage
                                       Company in 1990 and from 1987 to  1990
                                       he served as Vice President, Sales and
                                       Distributor Planning of the House of
                                       Seagram. Mr. Hack has been a director of the Corporation since August 1995.

ELLIS JACOB........................    Mr. Jacob has been Executive Vice-
(Age 43)                               President and Chief Financial Officer of
                                       the Corporation since December 1989.
                                       From February 1989 to December 1989, he
                                       served as Senior Vice-President and Chief
                                       Financial Officer; from October 1987 to
                                       February 1989 he served as Vice-President
                                       Finance and Corporate Controller.
                                       Mr. Jacob is a director of Alliance
                                       Communications Corporation. Mr. Jacob has been a director of the Corporation since
                                       June 1990.

ALLEN KARP.........................    Mr. Karp has been President and Chief
(Age 56)                               Executive Officer of the Corporation
                                       since June 1990. He served as President
                                       and Chief Operating Officer from
                                       December 1989 to June 1990. Mr. Karp was
                                       Senior Executive Vice-President of the
                                       Corporation from July 1986 to December
                                       1989 and President, North American
                                       Theatres Division of the Corporation
                                       from August 1988 to December 1989.
                                       Mr. Karp is a director of Alliance
                                       Communications Corporation and Speedy
                                       Muffler King Inc. Mr. Karp has been a
                                       director of the Corporation since May
                                       1987.

THE HONOURABLE E. LEO KOLBER.......    Senator Kolber was appointed Chairman of
(Age 68)                               the Board of the Corporation on
                                       December 1, 1989. He has been a Member of the Senate of Canada since December 1983.
                                       From October 1987 to September 1993,
                                       Senator Kolber was Chairman of Claridge
                                       Inc. Senator Kolber is a director of The
                                       Seagram Company Ltd. and The Toronto-
                                       Dominion Bank. Senator Kolber has been a director of the Corporation since
                                       December 1989.

CHRISTOPHER J. MCGURK*.............    Mr. McGurk has been Chief Operating
(Age 40)                               Officer of Universal Pictures, a
                                       division of Universal Studios, Inc.
                                       since November 1996. From October 1994
                                       to August 1996, Mr. McGurk was President of the Walt Disney Motion Pictures
                                       Group. He served as Executive Vice
                                       President and Chief Financial Officer of the Walt Disney Studios from June 1990 to September 1994. Mr. McGurk has been a director of the Corporation since
                                       November 1996.

ANDREW J. PARSONS..................    Mr. Parsons has been Senior Vice-
(Age 47)                               President and Chief Financial Officer of
                                       Claridge Inc. since July 1990.
                                       Mr. Parsons has been a director of the
                                       Corporation since August 1990.

ERIC W. PERTSCH*...................    Mr. Pertsch has been President and a
(Age 54)                               director of Universal Studios Canada
                                       Ltd., a wholly-owned subsidiary of
                                       Universal Studios, Inc. since August
                                       1996. From January 1990 to August 1996,
                                       Mr. Pertsch served as Vice-President,
                                       Finance and Administration, and a
                                       director of Universal Studios Canada
                                       Ltd. In addition, since April 1989,
                                       Mr. Pertsch has been President of
                                       Universal Studios Filmed Entertainment
                                       Canada Inc., a wholly-owned subsidiary of Universal Studios, Inc. and President of
                                       Universal Studios Home Video Canada and
                                       Universal Pay Television Canada,
                                       divisions of Universal Studios Canada
                                       Ltd. Mr. Pertsch has been a director of
                                       the Corporation since May 1988.

ROBERT RABINOVITCH.................    Mr. Rabinovitch has been Executive Vice-
(Age 54)                               President and Chief Operating Officer of
                                       Claridge Inc. since July 1990. Mr.
                                       Rabinovitch has been a director of the
                                       Corporation since December 1989.
                                       Mr. Rabinovitch is a director of CBCI
                                       Telecom Inc.

JAMES D. RAYMOND...................    Mr. Raymond has been a private investor
(Age 72)                               since March 1990. Mr. Raymond was
                                       President of Claridge Inc. from October
                                       1987 to March 1990. Mr. Raymond is
                                       Chairman of the Board and a director of
                                       Canadian 88 Energy Corporation and
                                       Agritek Bio Ingredients Corporation.
                                       Mr. Raymond is a director of Campbell
                                       Resources Inc., Denbridge Capital
                                       Corporation and Yorbeau Resources Inc.
                                       Mr. Raymond has been a director of the
                                       Corporation since November 1983.

HOWARD L. WEITZMAN*................    Mr. Weitzman has been Executive Vice
(Age 57)                               President, Corporate Operations of
                                       Universal Studios, Inc. since September
                                       1995. Mr. Weitzman was one of the
                                       managing partners of the law firm of
                                       Katten Muchin Zavis & Weitzman, Los
                                       Angeles, from March 1991 to September
                                       1995. From 1986 to 1991 he was one of
                                       the managing partners of the law firm of Wyman Bautzer, Los Angeles. Mr. Weitzman has been a director of the Corporation since November 1995.

*    Messrs. Hack, McGurk, Pertsch and Weitzman are nominees of Universal.

MEETINGS OF THE BOARD OF DIRECTORS AND COMMITTEES

     During 1996, the board of directors of the Corporation met eight times. Mr. Weitzman did not attend at least 75% of the meetings of the board of directors. In addition, Mr. Lynwood Spinks, who resigned as a director on November 12, 1996, did not attend 75% of the meetings of the board of directors up to the date of his resignation.

     The Executive Committee exercises the powers of the board of directors and the management and direction of the business and affairs of the Corporation between meetings of the board of directors. The Executive Committee is currently comprised of three members of the board of directors, being Messrs. Karp, Rabinovitch and Weitzman. In 1996, it held 11 meetings.

     The Corporation is required by applicable law to have an Audit Committee comprised of at least three directors, of whom at least two must be neither officers nor employees of the Corporation or its affiliates. Messrs. Daniels, Hack, Parsons and Pertsch are currently members of the Audit Committee. The Audit Committee meets with the financial officers of the Corporation and the independent auditors to review financial reporting matters, the system of internal accounting controls and the overall audit plan and examines the quarterly and year-end financial statements before their presentation to the board of directors. The auditors of the Corporation are entitled to notice of and to attend all meetings of the Audit Committee. In 1996, the Audit Committee met four times.

     The Compensation Committee's function is to establish, review and approve compensation arrangements with the Chief Executive Officer and certain executive officers of the Corporation and to review and comment upon compensation arrangements for all other officers of the Corporation. The Compensation Committee is currently comprised of three members of the board of directors, being Messrs. Bratty, Rabinovitch and Weitzman. The Compensation Committee held one meeting in 1996.

     The Stock Option Committee is comprised of three members of the board of directors, each of whom is a disinterested member of the board of directors within the meaning of the Corporation's amended and restated employee stock option plan (the "Stock Option Plan"). Messrs. Bratty, Rabinovitch and Weitzman are the current members of this committee. The Stock Option Committee has been authorized to grant, to eligible participants under the Stock Option Plan, stock options with respect to the maximum number of Common Shares permitted by the plan, all in accordance with and subject to the terms and conditions of such plan. The Stock Option Committee met once during 1996.

     Effective June 6, 1996, the Corporation created a Corporate Governance Committee consisting of Messrs. Bratty, Rabinovitch and Weitzman. This committee will, among other functions, have responsibility for nominating and reviewing nominees to the board of directors and making recommendations in the area of corporate governance and in the practices of the board of directors. The Corporate Governance Committee did not meet in 1996.

(b) EXECUTIVE OFFICERS

     Reference is made to the information with respect to executive officers of the Corporation set forth in Part I of this Annual report on Form 10-K immediately following Item 4 - Submission of Matters to a Vote of Security Holders.

ITEM 11. EXECUTIVE COMPENSATION

     The following information relates to the compensation received by the Corporation's Chief Executive Officer, and each of the Corporation's next four highly compensated executive officers for each of the three most recently completed financial years (collectively, the Named Executive Officers). Unless otherwise noted all amounts are in Canadian dollars.

                             SUMMARY COMPENSATION TABLE

                                                                            LONG TERM
                                                                          COMPENSATION
                                               ANNUAL COMPENSATION           AWARDS
                                             ------------------------     ------------
                                                                                             ALL OTHER
NAME AND POSITION                              SALARY        BONUS            OPTIONS       COMPENSATION
                              YEAR               ($)           ($)              (#)             ($)
                              -----          ----------    ----------     ------------   -------------------
ALLEN KARP..................  1996           750,000  (e)   215,000        4,771,500(f)           23,500(a)
President and Chief           1995           750,000  (e)   215,000              ---              25,500(a)
Executive Officer             1994           620,000        215,000        1,500,000              22,000(a)

ELLIS JACOB.................  1996           355,000  (e)   110,000        2,374,150(g)           10,650(b)
Executive Vice-President and  1995           355,000  (e)   110,000              ---               7,375(b)
Chief Financial Officer       1994           295,000        110,000          750,000               5,800(b)

ROBERT TOKIO................  1996           355,000  (e)   110,000        2,449,150(h)           10,650(b)
Executive Vice-President      1995           355,000  (e)    90,000              ---               7,375(b)
                              1994           295,000         95,000          750,000               5,800(b)

MICHAEL MCCARTNEY (c).......  1996           272,800         68,200          500,000(i)                ---
Senior Vice-President,        1995           235,688         69,320           25,000                   ---
Head Film Buyer               1994           220,672         48,272           35,000                   ---

MICHAEL HERMAN (d)..........  1996           250,000         65,000        1,000,000(j)            7,050(b)
Executive Vice-President,     1995           235,000         55,000              ---               5,250(b)
Corporate Affairs and         1994           210,000         55,000          250,000               4,200(b)
Secretary

NOTES:

(a) Amount represents the Corporation's contribution to a defined contribution pension plan (1996 --- $13,500, 1995 --- $15,500, 1994 ---
     $12,000) and the cost of term life insurance paid by the Corporation ($10,000).
(b) Amount represents the Corporation's contribution to a defined contribution pension plan.
(c) Mr. McCartney was Senior Vice-President, Film, U.S. from December 1, 1991 to October 31, 1995. Effective November 1, 1995 Mr. McCartney was promoted to Senior Vice-President, Head Film Buyer. Mr. McCartney's compensation is paid in U.S. funds. Amounts have been converted for presentation purposes in this report at exchange rates of $1.3640 in 1996, $1.3864 in 1995 and $1.3792 in 1994, representing the average exchange rates during those years.
(d) Mr. Herman was Senior Vice President, Corporate Affairs and Secretary of the Corporation from May 1, 1992 to December 31, 1994. Effective
     January 1, 1995, Mr. Herman was promoted to Executive Vice-President, Corporate Affairs and Secretary of the Corporation.
(e) The compensation of Messrs. Karp, Jacob and Tokio is set in U.S. funds and converted into Canadian funds according to a formula set out in their respective employment agreements.
(f)  Includes 2,171,500 options which were cancelled and re-issued during 1996.
(g)  Includes 1,178,150 options which were cancelled and re-issued during 1996.
(h)  Includes 1,253,150 options which were cancelled and re-issued during 1996.
(i)  Includes 125,000 options which were cancelled and re-issued during 1996.
(j)  Includes 400,000 options which were cancelled and re-issued during 1996.

    Allen Karp entered into an employment agreement with the Corporation dated July 4, 1996, as amended December 6, 1996, which provides for an annual base salary and certain employee benefits, as well as such bonuses as may be determined in the sole discretion of the Board of Directors of up to 100% of base salary. Messrs. Jacob and Tokio entered into employment agreements with the Corporation dated December 6, 1996 which provide for an annual base salary and certain employee benefits, as well as such bonuses as may be determined in the sole discretion of the Board of Directors of up to 100% of base salary. The agreements amend and restate the employment agreements of Messrs. Karp, Jacob and Tokio dated December 1, 1994, provide for a minimum annual base salary of U.S. $550,000, U.S. $260,000 and U.S. $260,000 respectively and renew automatically, unless notice is given otherwise, for consecutive periods of one year after the initial terms expire on January 1, 2001.

    Each of such employment agreements provides that the Corporation may provide written notice of non-renewal at any time during the first six months of the last year of the agreement. If the Corporation provides such notice, Mr. Karp, Jacob or Tokio, as the case may be, is entitled to a termination payment upon the expiry of the agreement in an amount equal to two times the average of the sum of his annual base salary and any annual bonus paid or payable during the three immediately preceding calendar years (the "Termination Payment"), less the base salary paid to him from the date of such notice to the expiry of the agreement, together with any compensation previously deferred and not yet paid.

    Each of such employment agreements also provides that the Corporation may provide written notice of non-renewal on a date which is on or before one year prior to the expiry of the agreement. In such event, the Corporation may also elect to terminate the employment of Mr. Karp, Jacob or Tokio as of the date which is one year prior to the expiry of the agreement. If the Corporation gives such notice of non-renewal but does not terminate immediately such employee's employment, the employee is entitled to a termination payment upon the expiry of the agreement in an amount equal to his then annual base salary, together with any compensation previously deferred and not yet paid by the Corporation. If the Corporation provides such notice and elects to terminate such employee's employment as of the date which is one year prior to the expiry of the agreement, the employee is entitled to a termination payment in an amount equal to the Termination Payment, together with any compensation previously deferred and not yet paid.

    If the employment agreement of Mr. Karp, Jacob or Tokio is terminated as a result of a material breach by the Corporation, the employee is entitled to a termination payment equal to the greater of (i) the most recent bonus awarded and the base salary then being paid which would have otherwise been paid from the date of termination of employment to the expiry date of the agreement, and
(ii) two times the annual base salary then being paid plus the most recent annual bonus awarded. In addition, the employee will be entitled to any compensation previously deferred and not yet paid by the Corporation. If, however, any compensation previously deferred and not yet paid plus the Aggregate Compensation (as herein defined) which would have been paid to him from the date of termination of employment to the expiry date of the agreement is greater than the aforesaid amount, then that is the termination payment to which the employee is entitled.

    If the employment agreement of Mr. Karp, Jacob or Tokio by any of them is terminated following the occurrence of certain events involving a material change in the operations of the Corporation or a change of control of the Corporation (a "Material Change"), the employee is entitled to a termination payment equal to the greater of (i) the base salary then being paid to him which would otherwise have been paid from the date of termination of employment to the expiry date of the agreement, and (ii) effectively between two and two and one-half times the annual base salary then being paid plus the most recent annual bonus awarded, as well as any compensation deferred and not yet paid by the Corporation.

    In addition, with respect to Mr. Karp's agreement only, the Corporation may terminate Mr. Karp's employment on not less than six months' notice at any time during the term of the agreement. If the Corporation provides such notice, Mr. Karp is entitled to a termination payment in an amount equal to the average of his annual base salary and any bonus paid or payable in the immediately preceding three calendar years (the "Aggregate Compensation") which would have otherwise been paid to Mr. Karp from the date of termination of his employment to the expiry date of the agreement plus an amount equal to one times the Aggregate Compensation, as well as any compensation previously deferred and not yet paid by the Corporation.

    As well, subject to any required regulatory approvals, if the Corporation terminates the employment of Mr. Karp, Jacob or Tokio for any reason or if any of them terminates his employment due to a Material Change, all stock options previously granted to such employee, other than his Performance-Based Options (as hereinafter defined), shall immediately vest and the employee shall remain entitled to exercise any vested and unexercised stock options, including his Performance-Based Options, previously granted to him at any time until the expiration of the full term of the exercise period of each of such options.

    Michael Herman entered into an employment agreement with the Corporation dated December 6, 1996 which provides for an annual base salary and certain employee benefits, as well as such bonuses as may be determined in the sole discretion of the board of directors of up to 100% of base salary. Mr. Herman's agreement is effective as of January 1, 1996, and provides for a minimum annual base salary of $250,000, and renews automatically, unless notice is given otherwise, for consecutive periods of one year after the initial term expires on January 1, 1999.

    Mr. Herman's employment agreement provides that the Corporation may provide written notice of non-renewal on the date which is not later than six months prior to the expiry of the agreement. If the Corporation provides such notice, Mr. Herman is entitled to a termination payment in an amount equal to his annual base salary as well as any compensation previously deferred and not yet paid by the Corporation.

    If Mr. Herman's employment agreement is terminated as a result of a material breach by the Corporation, he is entitled to a termination payment equal to the greater of (i) the most recent bonus awarded and base salary then being paid which would have otherwise been paid from the date of termination of employment to the expiry date of the agreement, and (ii) one and one-half times the annual base salary then being paid plus the most recent annual bonus awarded. In addition, Mr. Herman will be entitled to any compensation previously deferred and not yet paid by the Corporation.

    If Mr. Herman terminates his employment agreement following a Material Change, he is entitled to a termination payment equal to the greater of (i) the base salary then being paid to him which would have otherwise been paid from the date of termination of employment to the expiry date of the agreement, and (ii) effectively between one and one-half and two times the annual base salary then being paid to him plus the most recent annual bonus awarded, as well as any compensation deferred and not yet paid by the Corporation.

    As well, subject to any required regulatory approvals, if the Corporation terminates Mr. Herman's employment for any reason or Mr. Herman terminates his employment due to a Material Change, Mr. Herman would be entitled to exercise any vested and unexercised stock options previously granted to him at any time until the expiration of the full term of the exercise period of each of such options.

    Michael McCartney entered into an employment agreement with the Corporation dated September 15, 1995, as amended January 22, 1997. The agreement provides for an annual base salary and certain employee benefits, as well as such bonuses as may be determined in the sole discretion of the board of directors. Effective January 1, 1997, the agreement provides for a minimum annual base salary of U.S. $225,000. The agreement expires December 31, 1998.

                                 OPTION GRANTS TABLE

                  OPTION GRANTS DURING YEAR ENDED DECEMBER 31, 1996

                                                                                          Potential Realizable Value at Assumed
                                                                                               Annual Rates of Stock Price
                                          Individual Grants                                  Appreciation for Option Term
                      ------------------------------------------------------------------  --------------------------------------

                                          % of Total                   Market Value of
                                        Options Granted   Exercise       Securities
                      Options Granted   to Employees in    Price     Underlying Options                        5%         10%
Name                        (#)           Fiscal Year    ($/Share)  on the Date of Grant  Expiration Date     ($)         ($)
----                        ---           -----------     --------  --------------------  ---------------     ---         ---
ALLEN KARP. . . . .    2,600,000(a)          17.47         1.868           1.868          April 17, 2006   3,054,415   7,740,488
                         561,500(b)           3.77         1.868           1.868          Oct. 15, 2001      356,720     809,276
                         110,000(b)           0.74         1.868           1.868          Nov. 6, 2002        83,651     194,942
                       1,500,000(b)          10.08         1.868           1.868          Dec. 17, 2004    1,544,822   3,804,969
ELLIS JACOB . . . .    1,196,000(c)           8.04         1.868           1.868          April 17, 2006   1,405,031   3,560,625
                         353,150(b)           2.37         1.868           1.868          Oct. 15, 2001      224,356     508,987
                          75,000(b)           0.50         1.868           1.868          Nov. 6, 2002        57,035     132,915
                         750,000(b)           5.04         1.868           1.868          Dec. 17, 2004      772,411   1,902,485
ROBERT TOKIO. . . .    1,196,000(c)           8.04         1.868           1.868          April 17, 2006   1,405,031   3,560,625
                         353,150(b)           2.37         1.868           1.868          Oct. 15, 2001      224,356     508,987
                          75,000(b)           0.50         1.868           1.868          Dec. 25, 2001       47,647     108,096
                          75,000(b)           0.50         1.868           1.868          Nov. 6, 2002        57,035     132,915
                         750,000(b)           5.04         1.868           1.868          Dec. 17, 2004      772,411   1,902,485
MICHAEL MCCARTNEY .      375,000(d)           2.52         1.868           1.868          April 17, 2006     440,541   1,116,417
                          44,000(b)           0.30         1.868           1.868          Oct. 15, 2001       27,953      63,416
                           5,500(b)           0.04         1.868           1.868          Dec. 25, 2001        3,494       7,927
                          15,500(b)           0.10         1.868           1.868          Nov. 18, 2003       13,824      33,111
                          35,000(b)           0.24         1.868           1.868          Dec. 17, 2004       36,046      88,783
                          25,000(b)           0.17         1.868           1.868          Sept. 12, 2005      29,369      74,428
MICHAEL HERMAN  . .      600,000(e)           4.03         1.868           1.868          April 17, 2006     704,865   1,786,267
                         100,000(b)           0.67         1.868           1.868          May 2, 2002         63,530     144,128
                          25,000(b)           0.17         1.868           1.868          Nov. 6, 2002        19,012      44,305
                          25,000(b)           0.17         1.868           1.868          Nov. 18, 2003       22,297      53,406
                         250,000(b)           1.68         1.868           1.868          Dec. 17, 2004      257,470     634,162

NOTES:
(a) Included is this grant are 750,000 Performance-Based Options (See Compensation Committee Report). Of the remaining balance 350,000 vest immediately and 50% of the remainder vest immediately with the remaining balance vesting over a four year period.
(b) Represents options granted upon cancellation of options in respect of an equal number of Common Shares previously granted. Re-issued options retain their cumulative vesting rights from the date of original issue of the cancelled options.
(c) Included is this grant are 387,000 Performance-Based Options. Of the remaining balance 422,000 vest immediately and the remainder vest over a four year period.
(d) Included is this grant are 234,375 Performance-Based Options. Of the remaining balance 37,500 vest immediately with the remainder vesting over a four year period.
(e) Included is this grant are 240,000 Performance-Based Options. Of the remaining balance 120,000 vest immediately with the remainder vesting over a four year period.

The following table sets forth, in respect of the Named Executive Officers, details of the exercises of stock options during the financial year ended December 31, 1996 and the financial year-end number and value of unexercised options on an aggregate basis:

         AGGREGATED OPTION EXERCISES DURING YEAR ENDED DECEMBER 31, 1996 AND

                      YEAR-END OPTION VALUE AT DECEMBER 31, 1996


                                                                                          VALUE OF
                                                                 NUMBER OF               UNEXERCISED
                                                                UNEXERCISED             IN-THE-MONEY
                                                                  OPTIONS                  OPTIONS
                                                            AT DECEMBER 31, 1996     AT DECEMBER 31, 1996
                       SHARES ACQUIRED        VALUE                 (#)                       ($)
                                                           ----------------------   ----------------------
                         ON EXERCISE        REALIZED            EXERCISABLE/            EXERCISABLE/
NAME                         (#)               ($)              UNEXERCISABLE           UNEXERCISABLE
----                 ----------------      ----------      ----------------------   ----------------------
ALLEN KARP                   ---              ---          2,709,000/2,062,500         222,138/169,125
ELLIS JACOB                  227,000        279,304        1,094,900/1,052,250           89,782/86,285
ROBERT TOKIO                 ---              ---          1,396,900/1,052,250          114,546/86,285
MICHAEL MCCARTNEY            ---              ---              148,156/351,844           12,149/28,851
MICHAEL HERMAN               ---              ---              448,750/551,250           36,798/45,203

COMPENSATION COMMITTEE AND STOCK OPTION COMMITTEE REPORT ON EXECUTIVE
COMPENSATION

OVERVIEW AND PHILOSOPHY

    All members of the Compensation Committee and Stock Option Committee (collectively, "the Committees") are independent, non-employee directors. It is the Compensation Committee's function to establish, review and approve compensation arrangements for the Chief Executive Officer, and certain other executive officers, and to review and comment upon compensation arrangements for all other officers of the Corporation. As part of this process, the Compensation Committee reviews the compensation of executive officers of industry competitors whose information is made public, but does not survey any particular index such as The Toronto Stock Exchange's Communication and Media Index.

    Section 162(m) of the INTERNAL REVENUE CODE OF 1986, as amended from time to time, generally limits the corporate deduction in respect of amounts paid to a corporation's executive officers, unless certain requirements are met. Since the Corporation is a Canadian corporation, the limitation of the corporate deduction under Section 162(m) does not apply, except with respect to the compensation paid to Mr. Michael McCartney. The salary and other compensation paid to Mr. McCartney as part of his 1996 compensation would not be eligible for exemption from the general rule in Section 162(m); however, the salary and other compensation paid to Mr. McCartney in 1996 did not exceed U.S. $1,000,000, the threshold beyond which the corporate deduction is limited. The Compensation Committee will continue to review its compensation arrangements in light of
Section 162(m).

    The objectives of the Corporation's executive compensation program are to:

    (1)  Support the achievement of desired corporate performance.

    (2) Provide compensation that is both competitive within the industry and which will attract and retain superior talent and reward performance.

    (3)  Align the executive officers' interests with those of the shareholders.

EXECUTIVE OFFICER COMPENSATION PROGRAM

    The Corporation's executive officer compensation program is comprised of three key elements: base salary, discretionary annual cash incentive compensation and long-term compensation in the form of stock options.

    Subject to the provisions of applicable employment agreements, base salary levels for the Corporation's executive officers are determined primarily as a result of a subjective assessment of the nature of the position and the contribution of each executive officer. In addition, consideration is given to the experience and tenure of each executive officer.

    The determination of the amount of funds available for the cash incentive compensation program is based upon a subjective assessment of the Corporation's overall performance. In determining each individual executive officer's cash incentive compensation, the Compensation Committee takes into account the area of responsibility of each executive and a subjective assessment of the performance of that area in the most recent fiscal year.

    The Stock Option Plan is the Corporation's long-term incentive plan for executive officers. The Stock Option Plan is administered by the Stock Option Committee which consists of the same directors as the Compensation Committee. The primary objective of the plan is to align executive and shareholder long-term interests by attempting to create a direct link between executive pay and shareholder return. In addition, this plan enables executives to develop and maintain a significant and long-term ownership position in the Corporation. Under the plan, all options that have been issued to eligible participants have been issued at an option price not less than the market value of the Common Shares on the last business day preceding the date of the grant. The Stock Option Committee reviews each executive officer individually and determines any such grant of stock options based on a subjective review of each individual executive officer's contribution and performance throughout the year. When determining both whether to grant stock options and the number of stock options to be granted to each individual executive officer, the Stock Option Committee also considers the number of stock options previously granted to each individual, although it does not target any specific number of stock options which should be held by any individual. In 1996, following the completion of the Corporation's issuance of 25,000,000 Common Shares to the public (the "Public Offering"), 24,242,181 Subordinate Restricted Voting Shares to Universal and 12,124,454 Common Shares to the Trust, shareholders of the Corporation, at the annual and special meeting of shareholders, approved a resolution of the Stock Option Committee authorizing an increase in the number of Common Shares available for issuance under the Stock Option Plan to 17,646,716 Common Shares. The Stock Option Committee believes that this increase in the number of Common Shares available for issuance under the Stock Option Plan benefits the Corporation because the Committee considers the ability to continue to award stock options to officers and full-time employees necessary in order for the Corporation to continue to be competitive in the North American motion picture theatre exhibition industry through attracting, retaining and motivating qualified senior management and other employees. The increase in the number of Common Shares available for issuance under the Stock Option Plan provides the Corporation with the flexibility it requires for this purpose.

    In order to further the objectives of the Corporation to attract, retain and motivate qualified senior management and other employees, and in order to provide participants under the Stock Option Plan with an opportunity to participate in long-term growth in shareholder value, contemporaneously with the completion of the Public Offering, the Stock Option Committee determined that:
(i) the exercise prices of certain of the issued and outstanding stock options should be amended to be the same as the price of the shares issued pursuant to the Public Offering, being $1.868 per Common Share, and (ii) the expiry dates of certain of the issued and outstanding stock options should be extended to the date which is 10 years from the date of the grant of such options.

    In order to accomplish the foregoing, the Stock Option Committee approved:
(i) an amendment of the exercise prices of outstanding stock options issued under the Stock Option Plan to purchase a total of 1,180,989 Common Shares held by non-senior officers and employees of the Corporation to $1.868 per Common Share, and (ii) an extension of the expiry dates of outstanding stock options issued under the Stock Option Plan to purchase a total of 737,744 Common Shares held by non-senior officers and employees of the Corporation to the date which is 10 years from the date of the original grant of such stock options. The Stock Option Committee also approved, with the approval of the shareholders of the Corporation at the annual and special meeting of shareholders: (i) an amendment of the exercise prices of outstanding stock options issued under the Stock Option Plan to purchase a total of 5,679,000 Common Shares held by senior officers of the Corporation to $1.868 per Common Share, and (ii) an extension of the expiry dates of outstanding stock options issued under the Stock Option Plan to purchase a total of 2,019,000 Common Shares held by senior officers of the Corporation to the date which is 10 years from the date of the original grant of such stock options (See Schedule A). Upon completion of the Public Offering, the Stock Option Committee approved the granting of options to purchase 8,019,020 Common Shares at a price of $1.868 per Common Share to participants under the Stock Option Plan. Of such number, options to purchase 6,788,800 Common Shares were issued to senior officers of the Corporation.

    The Stock Option Committee also determined that certain of the options issued to purchase Common Shares should be conditional upon the Corporation meeting certain annual performance financial targets in the five years following the granting of such options ("Performance-Based Options"). The Performance-Based Options vest 20% per year on the date on which the Corporation announces its year end financial results if the performance financial target for such year is met. Of the options to acquire 8,019,020 Common Shares issued in 1996, options to acquire 2,593,244 Common Shares are Performance-Based Options, including options to acquire 2,294,775 Common Shares issued to senior officers of the Corporation. The performance financial target set in respect of the Performance-Based Options was not met in 1996 with the result that none of the Performance-Based Options have yet vested. If, in future years, the Corporation exceeds the performance financial targets set for such years, the excess may be carried back to a previous year in which the target was not met, to enable the options granted in respect of such previous year to then vest.

    During 1996, the Corporation entered into new employment agreements with certain of its senior officers. These employment agreements amended certain of the terms of existing agreements, including amounts payable to such employees upon the occurrence of a Material Change. These new employment agreements reflect the Corporation's publicly stated position that the motion picture theatre exhibition industry is currently in a period of rapid expansion that may result in consolidation through mergers and acquisitions within the foreseeable future. To ensure that senior management remains motivated and focused, and to protect and enhance the best interests of the Corporation and its shareholders, the Compensation Committee determined that it was appropriate, to maintain sound and vital management, to revise the employment agreements of such senior officers.

    In evaluating the performance and setting the compensation of executive officers, the Compensation Committee has taken particular note of the significant challenges that faced the Corporation and the efforts undertaken by the executive officers to strengthen and consolidate the financial and operational position of the Corporation within the film exhibition industry. The Compensation Committee has also taken into account, when reviewing executive officer performance and compensation, the consistent commitment displayed by the executive officers to the long-term success of the Corporation.

CHIEF EXECUTIVE OFFICER COMPENSATION

    Mr. Karp's base salary in fiscal 1996 was $750,000. Mr. Karp's annual cash incentive in 1995 was $215,000. In addition, Mr. Karp was granted options to acquire 2,600,000 Common Shares under the Corporation's long term incentive plan, of which options to acquire 750,000 Common Shares are Performance-Based Options.

    The Committees, in establishing Mr. Karp's base salary, annual cash incentive, and long-term incentive in the form of stock options, made a subjective assessment of his accomplishments in 1996, including continuing recognition for his efforts towards achieving the Corporation's major strategic goals, establishing the Corporation as a leader in the film exhibition industry notwithstanding financial constraints, and his efforts in positioning the Corporation to aggressively and successfully pursue major strategic expansion.

    Compensation Committee and Stock Option Committee:


    Rudolph P. Bratty, Q.C.
    Robert Rabinovitch
    Howard L. Weitzman

DIRECTOR COMPENSATION

    Effective January 1, 1994, the Corporation authorized the payment of fees to independent directors consisting of an annual retainer of $5,000, a fee of $1,000 per board meeting for attending in person, $1,500 for a chairman attending committee meetings in person and $750 per committee meeting for attending in person. If an independent director attends either a board or committee meeting by way of telephone, such director receives $250 for the meeting. For purposes of director compensation, the independent directors are Messrs. Bratty, Daniels and Raymond.

    On May 15, 1989, the Corporation entered into indemnity agreements with each of those individuals who were then directors, in which the Corporation extended to each such director the same form of entitlement to indemnification as was then, and is now, contained in the Corporation's general by-law, except that the Corporation agreed to extend to such directors, whether or not they then hold such office, such broader entitlement to indemnification as it may subsequently provide to all of its directors.

COMPENSATION PURSUANT TO PLANS

STOCK OPTION PLAN

    Under the terms of the Stock Option Plan, the number of Common Shares that may be available for issuance may not exceed in the aggregate 17,646,716, or such greater number of Common Shares as may be determined by the board of directors and approved by the shareholders and by any relevant stock exchange or regulatory authority.

    The board of directors may delegate any or all of its authority with respect to the administration of the Stock Option Plan to a committee consisting of not less than three members of the board of directors, all of whom are not eligible to participate in the Stock Option Plan. The board of directors has delegated authority with respect to the administration of the Stock Option Plan to the Stock Option Committee. (See "Meetings of the Board of Directors and Committees".)

    Only officers and full-time employees of the Corporation and its affiliates, associates and subsidiaries are eligible to receive options under the Stock Option Plan. As at April 22, 1997, the approximate number of eligible participants under the Stock Option Plan was 129. Non-employee directors of the Corporation are not eligible to participate in the Stock Option Plan. Options granted under the Stock Option Plan are not assignable or transferable, other than by will or the applicable laws of succession.

    The Stock Option Committee has discretion to determine the vesting schedule and duration of individual options granted pursuant to the Stock Option Plan, but the duration may not exceed 10 years. To date, certain of the options provide for immediate vesting while others provide for 25% cumulative vesting each year commencing six months to one year following the grant of the options (subject to the additional conditions imposed on Performance-Based Options noted under "Compensation Committee and Stock Option Committee Report on Executive Compensation"). The exercise price for each Common Share purchased under the Stock Option Plan may not be less than the closing sale price of the Common Shares of the Corporation on The Toronto Stock Exchange or the New York Stock Exchange on the trading day immediately preceding the date of the grant. In the event that the Common Shares did not trade on such trading day, the exercise price may not be less than the average of the bid and ask prices in respect of such shares at the close of trading on such trading day. To date, the Corporation has consistently granted options exercisable at not less than the current market price.

    The Corporation's standard form stock option agreement provides that, upon a sale by the Corporation of substantially all of its assets or properties, or if an offeror is entitled to acquire all of the remaining shares of the Corporation held by dissenting offerees pursuant to the provisions of the Act, all options automatically become 100% vested and immediately exercisable (except that only 75% of Performance-Based Options in respect of the financial year not completed at such time and any subsequent financial years vest and become immediately exercisable). In addition, the Stock Option Plan provides that if an offer to purchase all of the Common Shares is made by a third party or in the event of a proposed amalgamation, plan of arrangement, issuer bid or reorganization, the Corporation may, in its discretion, require the acceleration of the vesting and expiry dates of the outstanding stock options (subject to the same 75% restriction in respect of Performance-Based Options).

    The Stock Option Committee, without further action on the part of the shareholders of the Corporation, may amend or terminate the Stock Option Plan, provided that no such action may materially and adversely affect the rights under any stock options earlier granted to a participant under the Stock Option Plan without the consent of the participant. Any such amendment shall, if required, be subject to any approvals required under applicable law or under the applicable rules of any stock exchange on which the Common Shares are listed and posted for trading. All amendments to the terms of Stock Option Plan must be approved by the shareholders of the Corporation if the amendment would: (i) materially increase the benefits accruing to participants under the Stock Option Plan, (ii) increase the number of securities which may be issued under the Stock Option Plan, or (iii) materially modify the requirements as to eligibility for participation in the Stock Option Plan.

PENSION PLANS

    The Corporation has two pension plans covering employees of the Corporation, being the Cineplex Odeon Corporation Employee Pension Plan (the ''Canadian Plan'') and the Cineplex Odeon Corporation U.S. Employees' Pension Plan (the "U.S. Plan").

THE CANADIAN PLAN

    The Corporation amended the Canadian Plan effective January 1, 1993 by converting it from a defined benefit plan into a defined contribution plan. Benefits accrued under the defined benefit plan were frozen at the time of conversion. Effective January 1, 1993, all executive officers resident in Canada are covered by the Canadian Plan.

THE U.S. PLAN

    An employee is eligible to participate in the U.S. Plan upon satisfaction of certain age and service requirements. The monthly pension amount to be received by an employee under the U.S. Plan is based on the average of the participant's earnings during the sixty consecutive months of employment that produced the highest average pay during his participation in the plan ("Pension Base Pay") and years of benefit service and is integrated based upon an employee's covered compensation.

    In the case of normal retirement at age 65, subject to certain limits, the benefit is equal to approximately 1 1/4% of the Pension Base Pay multiplied by up to a maximum of 35 years of service.

    A participant has a vested interest in his or her "accrued benefit" upon completion of 5 years of vesting service. The U.S. Plan also provides that once an employee has attained the age of 55 and has accumulated at least 10 years of service, he or she may retire and may commence receiving a pension from the U.S. Plan immediately. If the pension benefit payments commence before the age of 65, the monthly pension amount paid to such employee will be reduced based on such employee's age at retirement. If a participant retires prior to the age of 65, the participant may also be entitled to a supplemental pension payable monthly prior to age 65.

    The U.S. Plan contains disability and death benefit provisions. The disability provision entitles the vested participant to a special monthly disability benefit commencing at the normal retirement date if the participant remains disabled until age 65. No disability benefits are payable if the participant has less than 10 years of vesting service. Death benefits, and the amount thereof, are payable depending on the participant's vesting status and age at death.

    Michael McCartney has been a member of the U.S. Plan since October 1,1987. In 1996, Mr. McCartney's covered compensation was U.S. $150,000.

The following table shows annual gross benefits payable to participants in the U.S. Plan, upon retirement at their normal retirement dates, in straight life annuity amounts:
                                  PENSION PLAN TABLE

                                                              YEARS OF SERVICE
                   ------------------------------------------------------------------------------------------------
                   ------------------------------------------------------------------------------------------------
PENSION BASE PAY       5         10              15             20            25             30              35
----------------   ---------   ---------      ---------     ---------      ---------       ---------      ---------
    ($ U.S.)       ($ U.S.)    ($ U.S.)       ($ U.S.)      ($ U.S.)       ($ U.S.)        ($ U.S.)       ($ U.S.)
       $25,000     $1,225.00   $2,450.00      $3,675.00     $4,900.00      $6,125.00       $7,350.00      $8,575.00
        50,000      2,450.00    4,900.00       7,350.00      9,800.00      12,250.00       14,700.00      17,150.00
        75,000      4,032.73    8,065.46      12,098.20     16,130.93      20,163.66       24,196.39      28,229.12
       100,000      5,970.23   11,940.46      17,910.70     23,880.93      29,851.16       35,821.39      41,791.62
       125,000      7,907.73   15,815.46      23,723.20     31,630.93      39,538.66       47,446.39      55,354.12
       150,000      9,845.23   19,690.46      29,535.70     39,380.93      49,226.16       59,071.39      68,916.62

NOTE:
(A) For Plan Years commencing 1994 and beyond, U.S. law prohibits annual compensation used to determine Pension Base Pay from exceeding U.S. $150,000.

PERFORMANCE GRAPH

     Set forth below is a graph showing the five year cumulative total return of the Common Shares of the Corporation as compared with The Toronto Stock Exchange
(TSE) 300 Index and The Toronto Stock Exchange Communication and media Index. The graph assumes $100 was invested on December 31, 1991 in the Corporation's Common Shares and each of the indexes and assumes reinvestment of dividends where applicable.

[Insert Graph]

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table (together with the notes thereto) sets forth certain information as of April 22, 1997 with respect to those persons known to the Corporation to be the beneficial owners of, or who exercise control or direction over, five percent or more of each class of the Corporation's securities, all directors and nominees, the executive officers named in the Summary Compensation Table contained herein and all directors and executive officers as a group.


                                           NUMBER OF COMMON SHARES
                                            BENEFICIALLY OWNED OR
                                            OVER WHICH CONTROL OR         PERCENTAGE OF
NAME OF BENEFICIAL OWNER                  DIRECTION IS EXERCISED               CLASS
------------------------                 ------------------------         -------------
The Honourable E. Leo Kolber . . . . . .          3,578,092     (1)          3.45
Allen Karp . . . . . . . . . . . . . . .          3,101,142     (2)          2.99
Rudolph P. Bratty. . . . . . . . . . . .            426,036                     *
John H. Daniels. . . . . . . . . . . . .            323,265                     *
Bruce L. Hack. . . . . . . . . . . . . .                  0     (3)             0
Ellis Jacob. . . . . . . . . . . . . . .          1,282,400     (4)          1.24
Andrew J. Parsons. . . . . . . . . . . .             20,000     (5)             *
Eric W. Pertsch. . . . . . . . . . . . .                400     (3)             *
Robert Rabinovitch . . . . . . . . . . .             10,000     (6)             *
James D. Raymond . . . . . . . . . . . .          1,707,369     (7)          1.64
Christopher McGurk . . . . . . . . . . .                  0     (3)             0
Howard L. Weitzman . . . . . . . . . . .                  0     (3)             0
Charles R. Bronfman(8) . . . . . . . . .          3,409,924     (9)          3.29
The Charles Rosner Bronfman
Family Trust(8). . . . . . . . . . . . .         35,918,429                 34.60
Robert Tokio . . . . . . . . . . . . . .          1,603,240     (10)         1.54
Michael McCartney. . . . . . . . . . . .            170,331     (4)             *
Michael Herman . . . . . . . . . . . . .            517,500     (4)             *
All directors and executive
officers as a group (19 persons) . . . .         13,629,049     (11)        13.13

* Indicates beneficial ownership or control of less than 1.0% of the outstanding Common Shares.

    Universal (in which Seagram owns an 80% indirect interest) beneficially owns 73,446,426 SRV Shares, being 100% of such class. Universal does not hold any other shares of the Corporation. The address of Universal is 100 Universal City Plaza, Universal City, California, 91608, U.S.A. The Articles of the Corporation provide that if SRV Shares are transferred by Universal to a third party (except in very limited circumstances), such shares will be automatically converted on transfer into Common Shares, on a share-for-share basis.

    Based on publicly available information related to Seagram, as of March 31, 1996: (i) descendants of the late Samuel Bronfman and trusts established for their benefit (the "Bronfman Trusts") beneficially owned, directly or indirectly, an aggregate of 133,844,823 of the then outstanding common shares of Seagram ("Seagram Shares"), constituting approximately 35.78% of the then outstanding Seagram Shares, which amount includes the approximately 15.59% of the then outstanding Seagram Shares owned by trusts established for the benefit of Charles R. Bronfman and his descendants, including, without limitation, the Trust, (ii) Charles R. Bronfman owned directly 302,760 Seagram Shares, constituting approximately 0.08% of the then outstanding Seagram Shares, and
(iii) pursuant to two voting trust agreements, Charles R. Bronfman served as the voting trustee for approximately 32.6% of the then outstanding Seagram Shares and a voting trustee for approximately 3.3% of the then outstanding Seagram Shares, which shares are beneficially owned by the Bronfman Trusts and certain other entities.

(1) Includes 2,728,718 Common Shares owned directly and 774,374 Common Shares owned by 3096475 Canada Inc., a corporation wholly owned by Senator Kolber. Also includes 75,000 Common Shares beneficially owned by Senator Kolber's wife, as to which he disclaims beneficial ownership. Does not include 35,918,429 Common Shares owned by the Trust, of which Senator Kolber is one of six trustees and as to which he disclaims beneficial ownership.

(2) Includes 17,142 Common Shares which are beneficially owned by the Allen and Sharon Karp Trust, as to which Mr. Karp disclaims beneficial ownership, and 3,084,000 Common Shares which relate to options exercisable within 60 days of April 22, 1997.

(3) Does not include 73,446,426 SRV Shares owned by Universal. Messrs. Hack, Pertsch, McGurk and Weitzman, officers of Universal or its affiliates, disclaim beneficial ownership of all shares owned by Universal.

(4) This number relates solely to options exercisable within 60 days of April 22, 1997.

(5) All of the Common Shares are owned by 131382 Canada Inc., a corporation wholly owned by Mr. Parsons.

(6) All of the Common Shares are beneficially owned by Mr. Rabinovitch's wife, as to which he disclaims beneficial ownership.

(7) Includes 1,515,888 Common Shares owned directly and 157,200 Common Shares owned by Rayjad Investments Inc., a corporation wholly owned by Mr. Raymond. Also includes 34,281 Common Shares owned by Feejay Corporation Canada Ltd., a corporation owned by Mr. Raymond and members of his family, as to which Mr. Raymond disclaims beneficial ownership.

(8) The address of such shareholder is 1170 Peel Street, 8th Floor, Montreal, Quebec, H3B 4P2, Canada.

(9) Includes 99,266 Common Shares beneficially owned by Mr. Bronfman's wife, as to which Mr. Bronfman disclaims beneficial ownership. Does not include 35,918,429 Common Shares owned by the Trust, of which Mr. Bronfman is one of six trustees and a beneficiary.

(10) Of this number, 1,584,400 Common Shares relate to options exercisable within 60 days of April 22, 1997.

(11) Of this number, 7,522,255 Common Shares relate to options exercisable within 60 days of April 22, 1997.

    No other persons are known to the Corporation to beneficially own or exercise control or direction over more than five percent of any class of shares of the Corporation.

    Section 16(a) of the SECURITIES EXCHANGE ACT OF 1934, as amended, requires the Corporation's directors and executive officers, and persons who beneficially own more than 10% of a registered class of the Corporation's equity securities, to file with the Securities Exchange Commission initial reports of ownership and reports of changes in ownership of Common Shares and other equity securities of the Corporation. To the Corporation's knowledge, based solely on review of the copies of such reports furnished to the Corporation (and written representations that no other reports were required), all Section 16(a) filing requirements applicable to its executive officers, directors and greater than 10% beneficial owners were complied with, except that Mr. Michael D. McCartney filed a Form 5 in January of 1997, disclosing ownership of 3,300 Common Shares of the Corporation acquired by him several years prior to becoming an insider, which he inadvertently failed to report in his initial Form 3 filed in June, 1996.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

INTERESTS OF INSIDERS IN MATERIAL TRANSACTIONS

    In connection with the Corporation's sale of its remaining 51% interest in the Film House Partnership to The Rank Organization PLC ("Rank"), the Corporation agreed to provide, without cost, on-screen advertisements of Universal Studios, Florida and Universal Studios, California until March 2000. Universal Studios, Florida, a motion picture and television theme amusement park, is a joint venture between Universal and Rank. Universal Studios, California, a motion picture and television theme amusement park, is owned by Universal.

    In fiscal 1996, in the ordinary course of its business, the Corporation paid an aggregate of approximately U.S. $20,631,000 in film licensing fees to Universal or subsidiaries thereof. The addresses of Universal is 100 Universal City Plaza, Universal City, California, 91608, U.S.A. A Canadian division of the Corporation provides certain video distribution services to Universal pursuant to which, during 1996, Universal paid the Corporation approximately U.S. $666,000.

    The Corporation has, since 1984, participated in a joint venture with a group of investors which developed a theatre complex at the southwest corner of Yonge and Eglinton Streets in Toronto. The investor group, in which each of Messrs. Kolber and Raymond, both of whom are directors of the Corporation, and/or associates of such persons, has a minority interest, contributed $3,250,000 of the total financing required to complete the project and are entitled to repayment thereof, together with interest thereon, and to ongoing participation in the revenue derived from the project. During fiscal 1996 this investor group received $667,943 from the Corporation. The address of the investor group is c/o Richer, Sorkin & Associates Inc., 625 Dorchester Blvd. West, Suite 1600, Montreal, Quebec, H3B 1R2.

    In September 1990, the Corporation sold its interest in Universal City Cinemas, an 18-screen multiplex located in Universal City, California to Universal. The Corporation has been retained to manage the theatre on a long-term basis for a fee based upon three percent of gross revenue plus three percent of net cash flow from the multiplex. The total fee earned during 1996 was U.S. $646,749.

    On March 28, 1996 the Corporation completed, in Canada and the United States, a sale to the public of 25,000,000 Common Shares of the Corporation at a price of $1.868 per share ($1.375 (U.S) per share). Concurrent with the closing of this offering of shares to the public, pursuant to an agreement dated March 19, 1996, Universal and the Trust purchased 24,242,181 SRV Shares and 12,121,454 Common Shares, respectively, at the same price as the offering price to the public.

SCHEDULE A

                                                                                                     Length of Original
                                                  Market Price of  Exercise Price at                     Option Term
                                       Options   Stock at Time of       Time of                     Remaining at Date of
                                     Repriced or   Repricing or       Repricing or    New Exercise       Repricing or
                                       Amended       Amendment         Amendment         Price            Amendment
Name                       Date          (#)            ($)               ($)             ($)               (DAYS)
----                       ----       -------        ---------         ---------         -----            ---------
ALLEN KARP                13 May 88     35,000*         10.750             15.250          11.000                  1,039
President and Chief       13 May 88    120,000*         10.750             17.250          11.000                  1,074
Executive Officer          5 Apr 90     35,000*          5.750             11.000           5.750                    347
                           5 Apr 90    120,000*          5.750             11.000           5.750                    382
                          27 Mar 91    350,000*          4.300              8.375           4.300                  1,346
                          14 Oct 91    155,000*          3.950              5.750           3.950                  1,270
                          14 Oct 91     45,000*          3.950              5.250           3.950                  1,641
                          14 Oct 91    250,000*          3.950              4.300           3.950                  1,627
                           5 Nov 92    350,000*          2.450              4.300           2.500                  1,239
                           5 Nov 92    561,500*          2.450              3.950           2.500                  1,440
                          16 Apr 96    671,500           1.868              2.500           1.868                    151
                          16 Apr 96  1,500,000           1.868              3.400           1.868                  3,134

ELLIS JACOB               13 May 88     11,000*         10.750             19.500          11.000                  1,607
Executive                  5 Apr 90     29,000*          5.750             14.000           5.750                  1,597
Vice-President and         5 Apr 90     11,000*          5.750             11.000           5.750                    915
Chief Financial Officer   27 Mar 91     35,000*          4.300              8.375           4.300                  1,346
                          14 Oct 91     75,000*          3.950              5.750           3.950                  1,270
                          14 Oct 91     40,000*          3.950              5.250           3.950                  1,641
                          14 Oct 91    200,000*          3.950              4.300           3.950                  1,627
                           5 Nov 92     35,000*          2.450              4.300           2.500                  1,239
                           5 Nov 92    353,150*          2.450              3.950           2.500                  1,440
                          16 Apr 96    428,150           1.868              2.500           1.868                    151
                          16 Apr 96    750,000           1.868              3.400           1.868                  3,134

ROBERT TOKIO               5 Apr 90     50,000*          5.750             14.875           5.750                  1,315
Executive                  5 Apr 90     10,000*          5.750             12.750           5.750                  1,671
Vice-President            27 Mar 91     35,000*          4.300              8.375           4.300                  1,346
                          14 Oct 91     85,000*          3.950              5.750           3.950                  1,270
                          14 Oct 91     30,000*          3.950              5.250           3.950                  1,641
                          14 Oct 91    200,000*          3.950              4.300           3.950                  1,627
                           5 Nov 92     35,000*          2.450              4.300           2.500                  1,239
                           5 Nov 92    353,150*          2.450              3.950           2.500                  1,440
                          16 Apr 96     75,000           1.868              2.260           1.868                    253
                          16 Apr 96    428,150           1.868              2.500           1.868                    151
                          16 Apr 96    750,000           1.868              3.400           1.868                  3,134

MICHAEL MCCARTNEY         13 May 88      6,000*         10.750             16.375          11.000                  1,228
Senior Vice-President,     5 Apr 90      6,000*          5.750             11.000           5.750                    536
Head Film Buyer           14 Oct 91     13,500*          3.950              5.750           3.950                  1,270
                          14 Oct 91     11,500*          3.950              5.250           3.950                  1,641
                           5 Nov 92     44,000*          2.450              3.950           2.500                  1,440
                          16 Apr 96      5,500           1.868              2.260           1.868                    253
                          16 Apr 96     44,000           1.868              2.500           1.868                    151
                          16 Apr 96     15,500           1.868              4.000           1.868                    946
                          16 Apr 96     35,000           1.868              3.400           1.868                  3,134
                          16 Apr 96     25,000           1.868              2.620           1.868                  1,609

                                                                                                     Length of Original
                                                  Market Price of  Exercise Price at                     Option Term
                                      Options    Stock at Time of      Time of                      Remaining at Date of
                                    Repriced or    Repricing or      Repricing or    New Exercise       Repricing or
                                      Amended        Amendment         Amendment         Price            Amendment
Name                       Date         (#)             ($)               ($)             ($)               (DAYS)
----                       ----       -------        ---------         ---------         -----            ---------

MICHAEL HERMAN            5 Nov 92     100,000*          2.450              3.300           2.500                  1,639
Executive                16 Apr 96     125,000           1.868              2.500           1.868                    151
Vice-President,          16 Apr 96      25,000           1.868              4.000           1.868                    946
Corporate Affairs        16 Apr 96     250,000           1.868              3.400           1.868                  3,134
and Secretary

IRWIN COHEN              13 May 88      10,000*         10.750             16.375          11.000                  1,228
Executive                 5 Apr 90      10,000*          5.750             11.000           5.750                    536
Vice-President,           5 Apr 90       5,000*          5.750             11.000           5.750                  1,210
Operation for            14 Oct 91      20,000*          3.950              5.750           3.950                  1,270
North America            14 Oct 91      20,000*          3.950              5.250           3.950                  1,641
                          5 Nov 92      44,000*          2.450              3.950           2.500                  1,440
                         16 Apr 96       5,500           1.868              2.260           1.868                    253
                         16 Apr 96      64,500           1.868              2.500           1.868                    151
                         16 Apr 96      30,000           1.868              4.000           1.868                    946
                         16 Apr 96     150,000           1.868              3.400           1.868                  3,134

HOWARD LICHTMAN          13 May 88       5,000*         10.750             16.375          11.000                  1,228
Executive                13 May 88      10,000*         10.750             18.250          11.000                  1,527
Vice-President,           5 Apr 90       5,000*          5.750             11.000           5.750                    536
Marketing and             5 Apr 90      10,000*          5.750             11.000           5.750                    835
Communications            5 Apr 90      15,000*          5.750             11.000           5.750                  1,210
                         27 Mar 91      30,000*          4.300              8.375           4.300                  1,346
                         14 Oct 91      40,000*          3.950              5.750           3.950                  1,270
                         14 Oct 91      25,000*          3.950              4.300           3.950                  1,627
                          5 Nov 92      30,000*          2.450              4.300           2.500                  1,239
                          5 Nov 92      77,200*          2.450              3.950           2.500                  1,440
                          5 Nov 92      25,000*          2.450              3.450           2.500                  1,680
                         16 Apr 96       6,000           1.868              2.260           1.868                    253
                         16 Apr 96     102,200           1.868              2.500           1.868                    151
                         16 Apr 96     200,000           1.868              3.400           1.868                  3,134

STEPHEN BROWN            14 Oct 91       7,500*          3.950              5.750           3.950                  1,270
Senior Vice-President,   14 Oct 91      17,500*          3.950              5.250           3.950                  1,641
Treasury and Tax          5 Nov 92      27,500*          2.450              3.950           2.500                  1,440
                         16 Apr 96       3,500           1.868              2.260           1.868                    253
                         16 Apr 96      17,500           1.868              2.500           1.868                    151
                         16 Apr 96       9,000           1.868              4.000           1.868                    946
                         16 Apr 96      30,000           1.868              3.400           1.868                  3,134

JIM VASSOS               14 Oct 91      12,500*          3.950              5.750           3.950                  1,270
Senior Vice-President,   14 Oct 91      12,500*          3.950              5.250           3.950                  1,641
Business Affairs          5 Nov 92      27,500*          2.450              3.950           2.500                  1,440
and Planning             16 Apr 96       3,500           1.868              2.260           1.868                    253
                         16 Apr 96      15,500           1.868              2.500           1.868                    151
                         16 Apr 96       9,000           1.868              4.000           1.868                    946
                         16 Apr 96      30,000           1.868              3.400           1.868                  3,134

FORMER OFFICERS

                                                                                                     Length of Original
                                                 Market Price of   Exercise Price at                     Option Term
                                      Options   Stock at Time of        Time of                     Remaining at Date of
                                    Repriced or   Repricing or        Repricing or    New Exercise       Repricing or
                                      Amended        Amendment         Amendment         Price            Amendment
Name                       Date         (#)             ($)              ($)              ($)              (DAYS)
----                       ----       -------        ---------         ---------         -----            ---------
GARTH DRABINSKY          13 May 88     300,000*         10.750             16.375          11.000                  1,228
Former Chairman of the
Board, President and
Chief Executive Officer

MYRON GOTTLIEB           13 May 88     200,000*         10.750             16.375          11.000                  1,228
Former Vice-Chairman
of the Board and Chief
Administrative Officer

NEIL BLATT               13 May 88       5,000*         10.750             16.375          11.000                  1,228
Executive Vice-          13 May 88       7,500*         10.750             16.375          11.000                  1,434
President, Film           5 Apr 90       5,000*          5.750             11.000           5.750                    536
                          5 Apr 90       7,500*          5.750             11.000           5.750                    742
                          5 Apr 90       5,000*          5.750             11.000           5.750                  1,210
                         27 Mar 91      30,000*          4.300              8.375           4.300                  1,346
                         14 Oct 91      35,000*          3.950              5.750           3.950                  1,270
                         14 Oct 91      85,000*          3.950              5.250           3.950                  1,641
                         14 Oct 91     150,000*          3.950              4.300           3.950                  1,627
                          5 Nov 92      30,000*          2.450              4.300           2.500                  1,239
                          5 Nov 92     302,700*          2.450              3.950           2.500                  1,440

IRA MITCHELL             13 May 88      20,000*         10.750             21.250          11.000                  1,105
Former Executive         13 May 88       7,500*         10.750             18.250          11.000                  1,259
Vice-President,          13 May 88       7,500*         10.750             16.375          11.000                  1,228
Real Estate Development,
U.S.

JERALD BANKS             13 May 88      60,000*         10.750             18.625          11.000                  1,471
Former Senior Executive  13 May 88      60,000*         10.750             20.125          11.000                  1,546
Vice-President,
Corporate Affairs &
Secretary

HAROLD KRAMER            13 May 88       3,000*         10.750             14.625          11.000                  1,029
Former Senior            13 May 88       2,000*         10.750             16.375          11.000                  1,228
Vice-President           13 May 88       5,000*         10.750             20.125          11.000                  1,537

GERALD KISHNER           13 May 88      50,000*         10.750             18.875          11.000                  1,559
Former Executive
Vice-President and
Chief Financial Officer

PETER MANDELL            13 May 88       7,000*         10.750             15.250          11.000                  1,039
Former Senior            13 May 88      23,000*         10.750             17.250          11.000                  1,074
Vice-President,          13 May 88       7,000*         10.750             16.375          11.000                  1,228
General Counsel           5 Apr 90       7,000*          5.750             11.000           5.750                    347
&Secretary                5 Apr 90      23,000*          5.750             11.000           5.750                    382
                          5 Apr 90       7,000*          5.750             11.000           5.750                    536
                         14 Oct 91      10,000*          3.950              5.750           3.950                  1,270
                         14 Oct 91      37,000*          3.950              5.750           3.950                  1,270
                         14 Oct 91       8,000*          3.950              5.250           3.950                  1,641


FORMER OFFICERS
                                                                                                     Length of Original
                                                 Market Price of   Exercise Price at                     Option Term
                                      Options   Stock at Time of        Time of                     Remaining at Date of
                                    Repriced or   Repricing or        Repricing or    New Exercise       Repricing or
                                      Amended        Amendment         Amendment         Price            Amendment
Name                       Date         (#)             ($)               ($)             ($)               (DAYS)
----                       ----       -------        ---------         ---------         -----            ---------

LYNDA FRIENDLY            13 May 88      3,000*         10.750             14.625          11.000                  1,029
Former Executive          13 May 88      5,500*         10.750             16.375          11.000                  1,228
Vice-President,
Marketing &
Communications

BARRY SILVER              13 May 88      3,000*         10.750             14.625          11.000                  1,029
Former Executive          13 May 88      5,500*         10.750             16.375          11.000                  1,228
Vice-President,            5 Apr 90      3,000*          5.750             11.000           5.750                    337
Operations                 5 Apr 90      5,500*          5.750             11.000           5.750                    536

DAVID ALLEN               13 May 88      3,000*         10.750             14.625          11.000                   1029
Former Executive          13 May 88      7,000*         10.750             16.375          11.000                  1,228
Vice-President, Canada     5 Apr 90      3,000*          5.750             11.000           5.750                    337
                           5 Apr 90      7,000*          5.750             11.000           5.750                    536
                           5 Apr 90     10,000*          5.750             11.000           5.750                  1,210
                          27 Mar 91     30,000*          4.300              8.375           4.300                  1,346
                          14 Oct 91     20,000*          3.950              5.750           3.950                  1,270
                          14 Oct 91     50,000*          3.950              4.300           3.950                  1,627

ROBERT TOPOL              13 May 88      1,500*         10.750             14.625          11.000                  1,029
Former Executive          13 May 88      3,000*         10.750             16.375          11.000                  1,228
Vice-President            13 May 88      5,000*         10.750             16.750          11.000                   1351
                          13 May 88     20,000*         10.750             18.875          11.000                  1,502


* No such options remain outstanding

                                       SIGNATURE
    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Corporation has duly caused this amendment to its Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            CINEPLEX ODEON CORPORATION

                                            By:   /s/ Michael Herman
                                                  -------------------
                                                  Michael Herman
                                                  Executive Vice-President,
                                                  Corporate Affairs & Secretary