Form 10-Q
period 1997-03-31
CINEPLEX ODEON CORP /CAN/
filed 1997-05-15
CIK 811925

FORM 10 - Q

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
(Mark One)

     (X)    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended:  March 31, 1997

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


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X or No

As of May 2, 1997, 103,352,282 shares of Cineplex Odeon Corporation Common Stock were outstanding.

					TOTAL NO. OF PAGES
    	EXHIBIT INDEX PAGE

	CINEPLEX ODEON CORPORATION

	FORM 10-Q


	MARCH 31, 1997

	Index


PART I - FINANCIAL INFORMATION                         	Page No.

	ITEM  1 - Financial Statements (Unaudited)

		Consolidated Balance Sheet
			March 31, 1997 and December 31, 1996

		Consolidated Income Statement
			Three Months Ended March 31, 1997 and
			March 31, 1996

		Consolidated Statement of Changes in Cash Resources
			Three Months Ended March 31, 1997 and
			March 31, 1996

		Notes to the Consolidated Financial Statements
			March 31, 1997


	ITEM 2 - Management's Discussion and Analysis of Results of
			Operations and Financial Condition


PART II - OTHER INFORMATION

	ITEM 1 - Legal Proceedings

	ITEM 6 - Exhibits and Reports on Form 8-K

	SIGNATURE PAGE

CINEPLEX ODEON CORPORATION
CONSOLIDATED BALANCE SHEET
(in thousands of U.S. dollars)


							                                             Unaudited          		Audited
                                               March 31, 1997  December 31, 1996
                                               --------------  -----------------
ASSETS

CURRENT ASSETS
  Cash	                        					                 $  2,494 	  $  2,718
  Accounts receivable                      					       12,305       9,552
  Other                                                10,452       8,852
                                                  -----------  ----------
                                               						  25,251      21,122

PROPERTY, EQUIPMENT AND LEASEHOLDS 	               	  575,789     579,841

OTHER ASSETS
  Long-term investments and receivables 			             2,099       2,535
  Goodwill 					                                     	 32,536     	32,816
  Deferred charges 		                               			 7,819       7,857
						 	                                           ----------  ----------

					                                                		42,454      43,208

                                                   ----------  ----------
TOTAL ASSETS				                                   $  643,494  $  644,171
                                                   ==========  ==========

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable and accruals		                    $ 66,812   $  59,474
  Deferred income 					                                17,424    	 17,150
  Current portion of long-term debt
    and other obligations	                              7,280       6,926
                                                     --------    --------
	                                              						  91,516    		83,550

LONG-TERM DEBT 	                                			   317,256   		326,058

CAPITALIZED LEASE OBLIGATIONS		                      	  7,781  		   8,317

DEFERRED INCOME                                   					 5,843    			6,594

PENSION OBLIGATION                                 			  1,063      	1,072

SHAREHOLDERS' EQUITY
  Capital stock					                                	 555,385  	   555,374
  Translation adjustment 			                          	 3,353   		   4,016
  Retained earnings (deficit)	                     	 (338,703) 	  (340,810)
                                                    ----------    ---------
                                   							            220,035  		  218,580

COMMITMENTS AND CONTINGENCIES (note 2)

TOTAL LIABILITIES AND SHAREHOLDERS'
 EQUITY				                 	                      $  643,494    $  644,171
                                                   ==========   ===========

The accompanying notes are an integral part of these consolidated financial statements.

CINEPLEX ODEON CORPORATION
CONSOLIDATED INCOME STATEMENT
(in thousands of U.S. dollars except per share figures)


			                                                     Unaudited
		                                           3 Months Ended		  3 Months Ended
		                                           March 31, 1997    March 31, 1996
                                             --------------  ----------------
REVENUE
  Admissions                            		      $  106,392  		 $   91,259
  Concessions		                                     38,347         31,861
  Other                                           		 5,807          5,231
                                               -----------   ------------
                                                		 150,546        128,351

EXPENSES
  Theatre operations and other expenses		          116,485        103,817
  Cost of concessions		                              7,114          5,708
  General and administrative	                        5,167          4,175
  Depreciation and amortization		                   11,021		       10,700
                                               ------------   ------------
		                                                 139,787        124,400
                                               ------------   ------------

Income before the undernoted  		                    10,759          3,951

Other expenses	                                       	(73)	        	(773)
	                                              ------------   ------------

Income before interest on long-term
 debt and income taxes		                            10,686          3,178

Interest on long-term debt	                          8,273	         9,921
                                               ------------   ------------

Income/(loss) before income taxes		                  2,413       		(6,743)
Income taxes                                         		306          		414
                                               ------------   ------------

NET INCOME/(LOSS)		                               $  2,107      $  (7,157)
                                               ============    ===========


BASIC
Weighted average shares outstanding	         	 176,784,000    123,551,000
Income/(loss) per share	                            	$0.01 	      	($0.06)

FULLY DILUTED
Weighted average shares outstanding		          191,291,000  		 131,384,000
Income/(loss) per share	                            	$0.01        		($0.06)


The accompanying notes are an integral part of these consolidated financial statements.

CINEPLEX ODEON CORPORATION
CONSOLIDATED STATEMENT OF CHANGES IN CASH RESOURCES
(in thousands of U.S. dollars except per share figures)


					                                                     Unaudited
				                                            3 Months Ended 		3 Months Ended
				                                            March 31, 1997   March 31, 1996
                                                --------------   --------------
CASH PROVIDED BY(USED FOR)

OPERATING ACTIVITIES
		Net income/(loss)		                                 $  2,107   $ (7,157)
		Depreciation and amortization		                       11,021     10,700
		Other non-cash items                                  		(717)	    	(484)
                                                      ---------  ---------
                                                			   	 12,411      3,059
		Net change in non-cash working capital	              	 3,792     (3,899)
                                                      ---------  ---------
                                                    			 16,203       (840)
                                                      ---------  ---------

FINANCING ACTIVITIES
		Decrease in long-term debt and other obligations		    (9,207)   (75,645)
		Increase in long-term debt and other obligations		       214 		     -
		Issue of share capital, net of issue costs              		11 		  82,056
		Other		                                                 (340)	    	(728)
                                                      ---------   --------
                                                 				   (9,322)     5,683
                                                      ---------   --------

INVESTMENT ACTIVITIES
		Additions to property, equipment and leaseholds       (9,567)    (5,469)
		Proceeds on sale of certain theatre properties		       2,626        632
		Other		                                                 (164)    		(206)
                                                       --------   --------
                                                   				 (7,105)	  	(5,043)
                                                       --------   --------

NET DECREASE DURING PERIOD    		                         	(224)	    	(200)

CASH AT BEGINNING OF PERIOD  	                         	 2,718      1,604
                                                       --------   --------

CASH AT END OF PERIOD			                              $  2,494   $  1,404
                                                      =========  =========

CASH FLOW FROM OPERATING ACTIVITIES PER SHARE
		Basic	                                        	     $   0.09 	 $  (0.01)
		Fully Diluted	                             	        $   0.08 	 $  (0.01)



The accompanying notes are an integral part of these consolidated financial statements.

CINEPLEX ODEON CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 1997
(in U.S. dollars)
(Unaudited)

1. BASIS OF PRESENTATION

The consolidated financial statements in this quarterly report to shareholders are prepared in accordance with accounting principles generally accepted in Canada. For the three months ended March 31, 1997, the application of accounting principles generally accepted in the United States did not have a material effect on the measurement of the Corporation's net profit and shareholders' equity. For information on differences between Canadian and United States generally accepted accounting principles, reference is made to the Corporation's 1996 annual report to shareholders.

The consolidated financial statements in this quarterly report to shareholders are based in part on estimates, and include all adjustments consisting of normal recurring accruals that management believes are necessary for a fair presentation of the Corporation's financial position as at March 31, 1997, and the results of its operations for the three months then ended. Operating results for the three months ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997.

The consolidated financial statements and related notes have been prepared in accordance with generally accepted accounting principles applicable to interim periods; consequently they do not include all generally accepted accounting disclosures required for annual consolidated financial statements. For more complete information these consolidated financial statements should be read in conjunction with the consolidated financial statements and notes contained in the Corporation's 1996 annual report to shareholders.


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



3. SUMMARY FINANCIAL INFORMATION

The following is consolidated summarized financial information of the Corporation's wholly owned subsidiary Plitt Theatres, Inc.:

------------------------------------------------------------------------
                                               						Unaudited
                                     				3 Months Ended			3 Months Ended
			                                     	March 31, 1997 		March 31, 1996
------------------------------------------------------------------------
Revenue                               			$   95,615,000 			$  86,670,000
========================================================================
Income before general and administrative
expenses, depreciation and amortization,
interest on long-term debt
and income taxes	                      		$   13,747,000 			$  10,475,000
========================================================================
Net loss			                             	$   (5,688,000)			$  (8,787,000)
========================================================================

----------------------------------------------------------
                  				March 31, 1997		December 31, 1996
----------------------------------------------------------
Current assets		     	$   24,386,000 		$   17,105,000
Noncurrent assets		      471,363,000	 	   484,618,000
Current liabilities		     68,829,000		     55,078,000
Noncurrent liabilities   276,164,000 		   265,386,000
==========================================================

Current liabilities at March 31, 1997 include a net payable to the Corporation and other corporations within the consolidated group in the amount of $4,316,000 (December 31, 1996 - net payable of $9,551,000).
Noncurrent liabilities at March 31, 1997 and December 31, 1996 include $10,000,000 that is owed to the Corporation.


4. RECLASSIFICATION

Certain of the prior period's balances have been reclassified to conform with the presentation adopted in the current period.

Management's Discussion and Analysis of
Results of Operations and Financial Condition

(All figures are in U.S. dollars except where otherwise noted)

The Corporation's net income for the three months ended March 31, 1997 was $2,107,000 or $0.01 per share compared to a net loss of $7,157,000 or $0.06 per share for the same period in 1996. The Corporation's improved performance in the first quarter of 1997 is primarily attributable to the increase in admission revenue. Admission revenue in the first quarter of 1997 was $106,392,000 compared to $91,259,000 in the corresponding period in the prior year, an increase of 16.6%. This increase in admission revenue is a direct result of a strong slate of films released during this period, including the re-release of the Star Wars trilogy, Liar, Liar and Dante's Peak. The increase in attendance reflected in the higher admission revenue had a corresponding impact on the Corporation's concession revenue which increased by 20.4% in the first quarter of 1997 compared to the first quarter of 1996.

LIQUIDITY AND CAPITAL RESOURCES

Cash flow from operations for the three months ended March 31, 1997 amounted to a net inflow of $16,203,000 compared to a net outflow of $840,000 for the same period in 1996. Excluding the impact of the net change in non-cash working capital, the Corporation's cash flow from operations for the three months ended March 31, 1997 amounted to a net inflow of $12,411,000 compared to a net inflow of $3,059,000 for the same period in 1996. The increase in cash flow resulted primarily from the increase in revenue noted above.

Management expects to open 16 new theatre locations (adding 169 new screens) and refurbish a total of eight theatres (adding 48 new screens) during the remainder of 1997 at an estimated net cost of less than $50,000,000. The Corporation's current strategy is to develop and build additional theatres and screens in target markets that complement the Corporation's existing position in such markets or that provide the Corporation with a strategic position in a new market. In late 1996 the Corporation opened its first theatre outside of North America in Budapest, Hungary. In addition to Hungary, management is considering opportunities in other international markets, although at this stage it is premature to comment on either the possibility of further international expansion or the potential magnitude of the Corporation's capital commitment relating to its international expansion strategy. The Corporation plans to fund its expansion programs by drawing on its bank credit facilities and through internally generated cash flow. The Corporation has approximately $73,000,000 available under its bank credit facilities at March 31, 1997.

At March 31, 1997 the Corporation's long-term debt was $317,256,000 compared to $326,058,000 at December 31, 1996. This reduction is directly attributable to the revenues produced by the Corporation in the first quarter of 1997 which have been used to temporarily reduce the Corporation's revolving bank facility.

RESULTS OF OPERATIONS

The Corporation reports its results in U.S. dollars. In order to eliminate the impact of exchange rate fluctuations on the yearly comparison of both admission and concession revenue, the results of the Corporation's Canadian operations as discussed below are measured in Canadian dollars.

The Corporation's United States theatres recorded an increase in admission revenue of 9.4% for the three months ended March 31, 1997 compared to the same period in 1996. This admission revenue increase was the result of a 5.1% increase in attendance and a 4.3% increase in box office revenue per patron.

The Corporation's Canadian theatres reported an increase in admission revenue of 27.6% (when measured in Canadian dollars) for the three months ended March 31, 1997 compared to the same period in 1996. This increase was the result of an increase in attendance of 20.5% and an increase in box office revenue per patron of 7.1% over the same period in 1996.

The increase in both first quarter attendance and admission revenue in 1997 compared to the same period in 1996 reflects the strong slate of films released. The Corporation's Canadian theatres significantly improved performance is due to the fact that the more successful films released in the first quarter of 1997 were distributed by the Corporation's traditional Canadian suppliers.

The Corporation's United States concession revenue increased by 12.8% for the three months ended March 31, 1997 compared to the same period in 1996. The attendance increase of 5.1%, combined with an increase in concession revenue per patron of 7.7% was responsible for the increase in concession revenue.

The Corporation's Canadian concession revenue increased by 30.2% (when measured in Canadian dollars) for the three months ended March 31, 1997 compared to the same period in 1996, reflecting the increase in attendance of 20.5% and an increase in concession revenue per patron of 9.7%.

The gross margin from theatre operations (consisting of revenue from theatre operations less film cost, cost of concessions, theatre advertising, payroll, occupancy and supplies and services), when expressed as a percentage of theatre operating revenue, increased for the three months ended March 31, 1997 to 19.4% from 16.5% for the same period in 1996. This increase is attributable to the increased revenue experienced in both the Corporation's Canadian and United States theatres in the first quarter of 1997.

General and administrative expenses increased by 23.8% in the first quarter of 1997 compared to the corresponding period in 1996. This increase is the result of certain costs associated with the infrastructure necessary for the Corporation's expansion program and certain one-time charges.

Interest on long-term debt decreased by 16.6% during the three months ended March 31, 1997 compared to the same period in 1996. This decrease is a result of a reduced average debt balance during the first quarter of 1997 compared to the first quarter of 1996 and the decision to denominate certain of the Corporation's long-term debt in Canadian dollars.

In the twelve month period ending March 31, 1997 the value of the Canadian dollar has strengthened relative to the United States dollar. While currency movements affect the reporting of revenues and expenses of the Corporation's Canadian operations, the financial impact is limited as the costs of operating the Canadian theatres are supported by the revenue of such theatres.

FORWARD LOOKING STATEMENTS

The Corporation and its representatives have made, or may make, forward looking statements including those contained in this Management's
Discussion and Analysis of Results of Operations and Financial Condition.
 Use of the words "expects", "estimated", "plans", or similar expressions identify such forward looking statements.

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

PART II - OTHER INFORMATION

ITEM 1			LEGAL PROCEEDINGS

The Corporation has been, and continues to be, involved in numerous legal proceedings. However, although such matters cannot be predicted with certainty, the Corporation does not believe that such lawsuits are likely to result in a judgment which would have a material adverse effect on the Corporation's financial condition.


ITEM 6			EXHIBITS AND REPORTS ON FORM 8-K

*	(a) 	Exhibit 10.1	Performance-Based Option Agreement.

 	(b)	Exhibit 11.1	Statement re Computation of Per Share
             	  			Earnings.

	 (c)	Exhibit 27  	Financial Data Schedule.

 	(d)	The Corporation did not file any reports on Form 8-K during the
	    	quarter ended March 31, 1997.




* Please note that a request for confidential treatment of the performance targets in section 4 (b)(i) has been filed with the Securities and Exchange Commission.

	SIGNATURES


	Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




						CINEPLEX ODEON CORPORATION
							(Registrant)




Date May 14, 1997 	 			     Allen Karp
     ------------           --------------------
                      						Allen Karp
						                      President and Chief
						                      Executive Officer


Date May 14, 1997 	     		  Ellis Jacob
     ------------           -----------------------
						                      Ellis Jacob
						                      Executive Vice President
						                      and Chief Financial Officer

Commission File No. 1-9454






	SECURITIES AND EXCHANGE COMMISSION

	Washington, D.C.   20549




	EXHIBITS

	TO

	QUARTERLY REPORT ON FORM 10-Q

	OF

	CINEPLEX ODEON CORPORATION

	For the Quarterly Period Ended March 31, 1997

	EXHIBIT INDEX



Exhibit	                    	Description                	Page
                                                         Number


*	10.1 	Performance-Based Option Agreement.

 	11.1	 Statement re Computation of Per Share Earnings.

	   27	 Financial Data Schedule.





* Please note that a request for confidential treatment of the performance targets in section 4 (b)(i) has been filed with the Securities and Exchange Commission.