Form 10-Q
period 1997-06-30
CINEPLEX ODEON CORP /CAN/
filed 1997-08-14
CIK 811925

FORM 10 - Q

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
(Mark One)

     (X)    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
           	SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended:  June 30, 1997

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X or No
                     ---
As of August 2, 1997, 103,352,907 shares of Cineplex Odeon Corporation Common Stock were outstanding.

						TOTAL NO. OF PAGES  17
    		EXHIBIT INDEX PAGE  15

	CINEPLEX ODEON CORPORATION

	FORM 10-Q

	JUNE 30, 1997

	Index


PART I - FINANCIAL INFORMATION                         		Page No.

	ITEM  1 - Financial Statements (Unaudited)

		Consolidated Balance Sheet
   		June 30, 1997 and December 31, 1996	  	               	  3

		Consolidated Income Statement
   		Three Months Ended June 30, 1997 and
		   June 30, 1996 and;

		   Six Months Ended June 30, 1997 and	                    		4
   		June 30, 1996

		Consolidated Statement of Changes in Cash Resources
 		  Six Months Ended June 30, 1997 and June 30, 1996         5

		Notes to the Consolidated Financial Statements -
	   	June 30, 1997   	 		                                			6 - 7



	ITEM 2 - Management's Discussion and Analysis of
          Results of	Operations and Financial Condition  		8 - 10


PART II - OTHER INFORMATION

	ITEM 1 - Legal Proceedings	   	                            			11

	ITEM 4 - Submission of Matters to a Vote of Security Holders	 11

	ITEM 6 - Exhibits and Reports on Form 8-K 	                   12

	SIGNATURE PAGE	                                               13

CINEPLEX ODEON CORPORATION
CONSOLIDATED BALANCE SHEET
(in thousands of U.S. dollars)


                                                 	Unaudited	        Audited
                                               	June 30, 1997   December 31, 1996
                                                -------------   -----------------
ASSETS

CURRENT ASSETS
  Cash	                                         $     2,625     $    2,718
  Accounts receivable 	                              13,094          9,552
  Other                                        	     11,220          8,852
                                                 -----------     -----------
                                                    	26,939         21,122

PROPERTY, EQUIPMENT AND LEASEHOLDS                  579,085        579,841

OTHER ASSETS
  Long-term investments and receivables	              1,812          2,535
  Goodwill                                          	32,258         32,816
  Deferred charges 	                                  7,912          7,857
                                                 -----------     ----------
                                                  	  41,982         43,208


                                                 -----------    ----------
TOTAL ASSETS                               	     $  648,006     $  644,171
                                                 ===========    ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable and accruals            	     $   58,605     $   59,474
  Deferred income                                    18,380         17,150
  Current portion of long-term debt
     and other obligations	                           7,178          6,926
                                                 -----------    -----------
                                                     84,163         83,550

LONG-TERM DEBT                                      345,479        326,058

CAPITALIZED LEASE OBLIGATIONS	                        7,293          8,317

DEFERRED INCOME                                      	5,198          6,594

PENSION OBLIGATION                                     	991 	        1,072

SHAREHOLDERS' EQUITY
  Capital stock	                                    555,399        555,374
  Translation adjustment 	                            2,765          4,016
  Retained earnings (deficit)                   	  (353,282)    	 (340,810)
                                                  ----------     ----------
                                                  	 204,882        218,580

COMMITMENTS AND CONTINGENCIES (note 2)

                                                 -----------    -----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	      $  648,006     $  644,171
                                                 ===========    ===========

The accompanying notes are an integral part of these consolidated financial statements.

	CINEPLEX ODEON CORPORATION
	CONSOLIDATED INCOME STATEMENT
 (in thousands of U.S. dollars except per share figures)

                                                           		Unaudited

                                        	3 Months      3 Months      6  Months   	  6 Months
                                           Ended         Ended          Ended          Ended
	                                      June 30, 1997  June 30, 1996  June 30, 1997  June 30, 1996
                                       -------------  -------------  -------------  -------------
REVENUE
  Admissions	                            $   87,932      $  82,942     $  194,324    $  174,201
  Concessions	                               33,203         29,071         71,550        60,932
  Other	                                      6,080          5,770         11,887        11,001
                                         -----------     ----------    -----------   -----------
                                          	 127,215        117,783        277,761       246,134

EXPENSES
  Theatre operations and other expenses  	  110,297         99,171        226,782       202,988
  Cost of concessions                      	  6,249          5,142         13,363        10,850
  General and administrative               	  5,041          4,530         10,208         8,705
  Depreciation and amortization	             11,155         10,733         22,176        21,433
                                          ----------     ----------     ----------   -----------
                                           	132,742        119,576        272,529       243,976
                                          ----------     ----------     ----------   -----------

Income/(loss) before the undernoted  	       (5,527)        (1,793)         5,232         2,158

Other expenses                                	(495)          	(64)         	(568)	        (837)
                                          ----------     ----------     ----------   -----------

Income/(loss) before interest
 on long-term debt and income taxes	        (6,022)         (1,857)         4,664         1,321

Interest on long-term debt	                  8,297           8,821         16,570        18,742
                                          ----------     ----------     ----------   -----------

Loss before income taxes	                  (14,319)        (10,678)       (11,906)      (17,421)
Income taxes                                  	260            	392           	566          	806
                                         -----------    -----------    -----------   -----------
NET LOSS                           	     $ (14,579)     $  (11,070)    $  (12,472)   $  (18,227)
                                         ===========    ===========    ===========   ===========

BASIC
Weighted average shares outstanding	   176,796,000     176,510,000    176,790,000    150,030,000
Loss per share	                             ($0.08)        	($0.06)      	($0.07) 	       ($0.12)

FULLY DILUTED
Weighted average shares outstanding	   191,252,000     183,311,000    191,271,000    157,347,000
Loss per share	                             ($0.08)        	($0.06)       	($0.07)	       ($0.12)


The accompanying notes are an integral part of these consolidated financial statements.

CINEPLEX ODEON CORPORATION
CONSOLIDATED STATEMENT OF CHANGES IN CASH RESOURCES
(in thousands of U.S. dollars except per share figures)


                                                     		Unaudited
	                                               	6 Months      	6 Months
	                                                  Ended          Ended
                                              	June 30, 1997  June 30, 1996
                                               -------------  -------------
CASH PROVIDED BY(USED FOR)

OPERATING ACTIVITIES
	Net loss	                                      $    (12,472) $   (18,227)
	Depreciation and amortization	                       22,176       21,433
	Other non-cash items                                	(1,344)        (901)
                                                  -----------   ----------
                                                    	  8,360        2,305
	Net change in non-cash working capital             	 (5,538)     	  (439)
	                                                 -----------   ----------
                                                     	 2,822        1,866
                                                  -----------   ----------
FINANCING ACTIVITIES
	Decrease in long-term debt and other obligations	    (1,932)     (72,201)
	Increase in long-term debt and other obligations	    20,435            -
 Issue of share capital, net of issue costs              	25 	     82,871
	Other                                                 	(126)       	(789)
	                                                 -----------    ---------
                                                    	 18,402        9,881
                                                  -----------    ---------
INVESTMENT ACTIVITIES
	Additions to property, equipment and leaseholds     (24,316)     (11,540)
	Long-term investments	                                    -          (11)
	Proceeds on sale of certain theatre properties	       2,626          712
	Other                                                  	373         (762)
	                                                 -----------    ---------
                                                  	  (21,317)     (11,601)
                                                  -----------    ---------

NET INCREASE(DECREASE) DURING PERIOD	                   	(93)        	146

CASH AT BEGINNING OF PERIOD		                          2,718        1,604
                                                   ----------   ----------
CASH AT END OF PERIOD	                        	    $   2,625    $   1,750
                                                   ==========   ==========

CASH FLOW FROM OPERATING ACTIVITIES PER SHARE
	Basic                                           	 $   0.02    	 $   0.01
	Fully Diluted                                   	 $   0.01 	    $   0.01


The accompanying notes are an integral part of these consolidated financial statements.

CINEPLEX ODEON CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 1997
(in U.S. dollars)
(Unaudited)

1. BASIS OF PRESENTATION
------------------------

The consolidated financial statements in this quarterly report to shareholders are prepared in accordance with accounting principles generally accepted in Canada. For the three and six months ended June 30, 1997, the application of accounting principles generally accepted in the United States did not have a material effect on the measurement of the Corporation's net loss and shareholders' equity. For information on differences between Canadian and United States generally accepted accounting principles, reference is made to the Corporation's 1996 annual report to shareholders.

The consolidated financial statements in this quarterly report to shareholders are based in part on estimates, and include all adjustments consisting of normal recurring accruals that management believes are necessary for a fair presentation of the Corporation's financial position as at June 30, 1997, and the results of its operations for the three and six months then ended. Operating results for the three and six months ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997.

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


2. COMMITMENTS AND CONTINGENCIES
--------------------------------

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

iii) As at June 30, 1997, the Corporation was in compliance with the financial covenants contained in its bank credit facilities. Given the uncertainty with respect to the admission and concession revenues that the Corporation will generate, there is a possibility that the Corporation may not meet certain financial covenants in future periods. The Corporation believes that the banking syndicate participating in the bank credit facilities would waive the particular financial covenants if the Corporation is not in compliance at a measurement date during the next twelve month period.



3. SUMMARY FINANCIAL INFORMATION
--------------------------------

The following is consolidated summarized financial information of the Corporation's wholly owned subsidiary Plitt Theatres, Inc.:


                                                         		Unaudited

                               	3 Months           	3 Months          6 Months          6 Months
	                                 Ended               Ended             Ended             Ended
                              June 30, 1997       June 30, 1996     June 30, 1997     June 30, 1996
                              -------------       -------------     -------------     -------------

Revenue	                     $  81,726,000       $  84,344,000     $  177,341,000    $  171,014,000
                             =============       =============     ==============    ==============

Income before general and
administrative expenses,
depreciation and amortization,
interest on long-term debt
and income taxes           	 $   5,049,000       $   9,995,000     $   18,796,000    $   20,470,000
                             ==============      ==============    ===============   ===============

Net loss	                    $ (14,388,000)      $  (9,282,000)    $  (20,076,000)   $  (18,069,000)
                             ==============      ==============    ===============   ===============


      	                     June 30, 1997      December 31, 1996
                            -------------      -----------------

Current Assets	             $  22,158,000         $ 17,105,000
Noncurrent Assets	            477,250,000          484,618,000
Current Liabilities	           81,843,000           55,078,000
Noncurrent Liabilities	       277,699,000          265,386,000


Current liabilities at June 30, 1997 include a net payable to the Corporation and other corporations within the consolidated group in the amount of $20,870,000 (December 31, 1996 - net payable of $9,551,000).
Noncurrent liabilities at June 30, 1997 and December 31, 1996 include $10,000,000 that is owed to the Corporation.


4. RECLASSIFICATION
-------------------

Certain of the prior period's balances have been reclassified to conform with the presentation adopted in the current period.

Management's Discussion and Analysis of
Results of Operations and Financial Condition
---------------------------------------------

(All figures are in U.S. dollars except where otherwise noted)

The Corporation's net loss for the three months ended June 30, 1997 was $14,579,000 or $0.08 per share compared to a net loss of $11,070,000 or $0.06 per share for the same period in 1996. Total revenue for the three months ended June 30, 1997 was $127,215,000 compared to $117,783,000 for the comparable period in the prior year. The increase in revenue in the second quarter of 1997 was offset by an increase in film cost, which is directly attributable to the manner in which films were released in the quarter. For the six months ended June 30, 1997 the Corporation reported a net loss of $12,472,000 or $0.07 per share compared to a net loss of $18,227,000 or $0.12 per share for the six months ended June 30, 1996. Total revenue for the six months ended June 30, 1997 was $277,761,000 compared to $246,134,000 for the comparable period in the prior year. The improved performance for the six months ended June 30, 1997 compared to the same period in the prior year is the result of an extremely strong first quarter of 1997 from a film release perspective, including the re-release of the Star Wars trilogy, Liar, Liar and Dante's Peak.

In June of 1997 the Corporation announced that it is in discussions with Sony Retail Entertainment, Inc. (Sony) with respect to a possible merger between the Corporation and Sony's Loews Theatres Group. At this stage there are no further details to announce other than that discussions concerning the merger continue. There is no assurance that an agreement will be entered into or, if entered into, that a transaction will be completed. Any such transaction would be subject to a number of approvals, including shareholder and regulatory approvals in both Canada and the United States.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Cash flow from operations for the six months ended June 30, 1997 amounted to a net inflow of $2,822,000 compared to a net inflow of $1,866,000 for the same period in 1996. Excluding the impact of the net change in non-cash working capital, the Corporation's cash flow from operations for the six months ended June 30, 1997 amounted to a net inflow of $8,360,000 compared to a net inflow of $2,305,000 for the same period in 1996. The increase in cash flow resulted primarily from the increase in revenue noted above.

In the first six months of 1997 the Corporation opened four new theatre locations (adding 36 new screens) and refurbished two theatre locations (adding eight new screens). Management expects to open 15 new theatre locations (adding 164 new screens) and refurbish a total of five theatres (adding 35 new screens) during the remainder of 1997 at an estimated net cost of less than $35,000,000. The Corporation's current strategy is to develop and build additional theatres and screens in target markets that complement the Corporation's existing position in such markets or that provide the Corporation with a strategic position in a new market. In addition to the recent opening of a theatre in Budapest, Hungary, management is considering opportunities in other international markets, although at this stage it is premature to comment on either the possibility of further international expansion or the potential magnitude of the Corporation's capital commitment relating to its international expansion strategy. The Corporation plans to fund its expansion programs by drawing on its bank credit facilities and through internally generated cash flow. The Corporation has approximately $47,500,000 available under its bank credit facilities at June 30, 1997.

At June 30, 1997 the Corporation's long-term debt was $345,479,000 compared to $326,058,000 at December 31, 1996. This increase is the result of the capital expenditures incurred under the Corporation's expansion program.

As at June 30, 1997, the Corporation was in compliance with the financial covenants contained in its bank credit facilities. Given the uncertainty with respect to the admission and concession revenues that the Corporation will generate, there is a possibility that the Corporation may not meet certain financial covenants in future periods. The Corporation believes that the banking syndicate participating in the bank credit facilities would waive the particular financial covenants if the Corporation is not in compliance at a measurement date during the next twelve month period.

RESULTS OF OPERATIONS
---------------------

The Corporation reports its results in U.S. dollars. In order to eliminate the impact of exchange rate fluctuations on the yearly comparison of both admission and concession revenue, the results of the Corporation's Canadian operations as discussed below are measured in Canadian dollars.

The Corporation's United States theatres recorded a decrease in admission revenue of 5.4% for the three months ended June 30, 1997 compared to the same period in 1996. This admission revenue decrease was the result of a 5.6% decrease in attendance and a 0.2% increase in box office revenue per patron. For the six months ended June 30, 1997 the Corporation's United States theatres recorded an increase in admission revenue of 2.1% compared to the same period in the prior year. This increase was entirely comprised of an increase in box office revenue per patron.

The Corporation's Canadian theatres reported an increase in admission revenue of 35.8% (when measured in Canadian dollars) for the three months ended June 30, 1997 compared to the same period in 1996. This increase was the result of an increase in attendance of 30.5% and an increase in box office revenue per patron of 5.3% over the same period in 1996. For the six months ended June 30, 1997 the Corporation's Canadian theatres reported an increase in admission revenue of 31.2% when compared to the same period in the prior year. This increase was comprised of a 24.9% increase in attendance and a 6.3% increase in box office revenue per patron.

The increase in both the three and six months attendance and admission revenue in the Corporation's Canadian theatres in 1997 compared to the same period in 1996 reflects the fact that films released by the Corporation's primary film suppliers in Canada performed significantly better during the first half of 1997 compared to films they released during the same period in 1996.

The Corporation's United States concession revenue increased by 2.1% for the six months ended June 30, 1997 compared to the same period in 1996. The attendance decrease of 5.6% experienced in the second quarter of 1997 was offset by an increase in concession revenue per patron of 7.7%. For the six months ended June 30, 1997 concession revenue for the Corporation's United States theatres increased by 7.5%, when compared to the same period in the prior year. This increase is entirely attributable to an increase in concession revenue per patron.

The Corporation's Canadian concession revenue increased by 40.8% (when measured in Canadian dollars) for the six months ended June 30, 1997 compared to the same period in 1996, reflecting the increase in attendance of 30.5% and an increase in concession revenue per patron of 10.3%. For the six months ended June 30, 1997 concession revenue for the Corporation's Canadian theatres increased by 34.8%, when compared to the same period in the prior year. This increase reflects an increase of 9.9% in concession revenue per patron accompanied by the increase in attendance of 24.9%.

The increase in concession revenue per patron experienced in both the Corporation's United States and Canadian theatres represents the impact of management's concerted efforts in this area.

The gross margin from theatre operations (consisting of revenue from theatre operations less film cost, cost of concessions, theatre advertising, payroll, occupancy and supplies and services), when expressed as a percentage of theatre operating revenue, decreased for the three months ended June 30, 1997 to 10.4% from 13.3% for the same period in 1996. For the six months ended June 30, 1997 the gross margin from theatre operations was 15.3% as compared to 15.0% for the same period in the prior year. The decrease in gross margin in the second quarter of 1997 is directly attributable to the increased film cost experienced in that period. A number of films released in the second quarter of 1997 experienced tremendous opening weekends, but lacked the staying power to generate significant box office thereafter. Exhibitors pay a much larger percentage of box office revenue to a film's distributor in the opening weeks of a film's release as compared to the later weeks. Consequently, the release patterns during the second quarter resulted in an increased film cost for the Corporation and the exhibition industry as a whole.

General and administrative expenses increased by 17.3% in the first six months of 1997 compared to the corresponding period in 1996. This increase is the result of certain costs associated with the infrastructure necessary for the Corporation's expansion program and certain one-time charges.

Interest on long-term debt decreased by 11.6% during the six months ended June 30, 1997 compared to the same period in 1996. This decrease is a result of a reduction in the average debt balance in the first six months of 1997 compared to the same period in the prior year and the decision to denominate certain of the Corporation's long-term debt in Canadian dollars.

In the twelve month period ending June 30, 1997 the value of the Canadian dollar has strengthened relative to the United States dollar. While currency movements affect the reporting of revenues and expenses of the Corporation's Canadian operations, the financial impact is limited as the costs of operating the Canadian theatres are supported by the revenue of such theatres.

FORWARD LOOKING STATEMENTS
--------------------------

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

PART II - OTHER INFORMATION

ITEM 1			LEGAL PROCEEDINGS
--------------------------

The Corporation has been, and continues to be, involved in numerous legal proceedings. However, although such matters cannot be predicted with certainty, the Corporation does not believe that such lawsuits are likely to result in a judgment which would have a material adverse effect on the Corporation's financial condition.

ITEM 4	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
----------------------------------------------------------

The annual meeting of the Corporation was held on Thursday June 26, 1997 in Toronto, Ontario. The Corporation has outstanding both Common Shares and Subordinate Restricted Voting Shares (the "SRV Shares"). Universal Studios, Inc. ("Universal"), formerly MCA
INC., a diversified entertainment company, is the sole holder of the SRV Shares. Other than with respect to the election of directors, Universal, as the sole holder of SRV Shares, was entitled at this meeting to one vote less than one-third of the votes attached to all outstanding voting securities of the Corporation. With respect to the election of directors, all shareholders, including Universal, were entitled to exercise one vote for each voting security owned by them with regards to those candidates nominated by Universal for election to the board of directors. Universal was not entitled to vote any of its SRV Shares for any other nominees. Following is a description of each matter submitted to a vote of security holders and the outcome of each such vote:

i) The election of directors. All individuals nominated for election by the Corporation or by the Corporation at the request of Universal, as the case may be, were confirmed as directors. Rudolph P. Bratty received 138,624,635 votes for, with 450,624 votes withheld; John H. Daniels received 138,635,736 votes for, with 439,523 votes withheld; Bruce L. Hack (a nominee of Universal) received 138,577,581 votes for, with 497,678 votes withheld; Ellis Jacob received 138,626,021 votes for, with 449,238 votes withheld; Allen Karp received 138,635,341 votes for, with 439,918 votes withheld; E. Leo Kolber received 138,629,891 votes for, with 445,368 votes withheld; Brian Mulligan (a nominee of Universal) received 138,595,006 votes for, with 480,253 votes withheld; Andrew J. Parsons received 138,622,961 votes for, with 452,298 votes withheld; Eric W. Pertsch (a nominee of Universal) received 138,589,186 votes for, with 486,073 votes withheld; Robert Rabinovitch received 138,608,120 votes for, with 467,139 votes withheld; James D. Raymond received 138,634,811 votes for, with 440,448 votes withheld; and Howard L. Weitzman (a nominee of Universal) received 138,565,304 votes for, with 509,955 votes withheld.

ii) The appointment of KPMG, Chartered Accountants as independent auditors for fiscal year 1997. 138,807,305 votes were cast for the appointment of KPMG, 144,207 votes were withheld and 129,958 were spoiled.

iii) A resolution authorizing the board of directors of the
Corporation to fix the remuneration of the auditors.  138,688,009 votes were cast for the resolution, 216,712 votes were withheld and 176,749 were spoiled.

There were no broker non-votes with respect to matters i), ii) and
iii) above. The number of abstentions for each matter is equal to the withheld votes for each matter.

ITEM 6			EXHIBITS AND REPORTS ON FORM 8-K
------   --------------------------------

	(a) Exhibit 11.1  	Statement re Computation of Per Share Earnings.

	(b)	Exhibit 27	    Financial Data Schedule.

	(c)	The Corporation did not file any reports on Form 8-K during
   		the quarter ended June 30, 1997.

	SIGNATURES
 ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                            		CINEPLEX ODEON CORPORATION
                              --------------------------
	                                 	 	(Registrant)




Date  August 14, 1997 	                 			Allen Karp
      ---------------                     --------------------
                                    						Allen Karp
		                                    				President and Chief
                                    						Executive Officer


Date  August 14, 1997 	     	            		Ellis Jacob
      ---------------                     --------------------
						                                    Ellis Jacob
						                                    Executive Vice President
						                                    and Chief Financial Officer

Commission File No. 1-9454






	SECURITIES AND EXCHANGE COMMISSION

	Washington, D.C.   20549




	EXHIBITS

	TO

	QUARTERLY REPORT ON FORM 10-Q

	OF

	CINEPLEX ODEON CORPORATION

	For the Quarterly Period Ended June 30, 1997

                        		EXHIBIT INDEX
                                                          					Sequential
Exhibit	                    Description                			     Page Number
-------		                 ---------------	                		  -------------

11.1       	Statement re Computation of Per Share Earnings.       		16

27         	Financial Data Schedule.		                           			17