Form 10-Q
period 1997-09-30
CINEPLEX ODEON CORP /CAN/
filed 1997-11-14
CIK 811925

FORM 10 - Q

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
(Mark One)

     (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended:  September 30, 1997

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X or No

As of November 2, 1997, 103,352,907 shares of Cineplex Odeon Corporation Common Stock were outstanding.

		TOTAL NO. OF PAGES
 	EXHIBIT INDEX PAGE

CINEPLEX ODEON CORPORATION

FORM 10-Q

SEPTEMBER 30, 1997

Index


PART I - FINANCIAL INFORMATION                         	Page No.

	ITEM  1 - Financial Statements (Unaudited)

		Consolidated Balance Sheet
			September 30, 1997 and December 31, 1996

		Consolidated Income Statement
			Three Months Ended September 30, 1997 and
				September 30, 1996 and;

			Nine Months Ended September 30, 1997 and
			September 30, 1996

		Consolidated Statement of Changes in Cash Resources
			Nine Months Ended September 30, 1997 and
			September 30, 1996

		Notes to the Consolidated Financial Statements -
			September 30, 1997


	ITEM 2 - Management's Discussion and Analysis of Results of
			Operations and Financial Condition


PART II - OTHER INFORMATION

	ITEM 1 - Legal Proceedings

	ITEM 6 - Exhibits and Reports on Form 8-K

	SIGNATURE PAGE

CINEPLEX ODEON CORPORATION
CONSOLIDATED BALANCE SHEET
(in thousands of U.S. dollars)


		  			    															                 	Unaudited	           Audited
       																		             		September 30, 1997 	 December 31, 1996
                                        ------------------   -----------------
ASSETS

CURRENT ASSETS
Cash                                   	$          3,086       $     		2,718
Accounts receivable                              	12,494               9,552
Other	                                          		12,743 	           		8,852
                                          ---------------     ---------------
	                                               		28,323           			21,122

PROPERTY, EQUIPMENT AND LEASEHOLDS               576,574             579,841

OTHER ASSETS
  Long-term investments and receivables           	2,141               2,535
  Goodwill                                       	31,980              32,816
  Deferred charges 	                               8,556               7,857
                                           --------------     ---------------
			                                               42,677              43,208

                                           --------------     ---------------
TOTAL ASSETS                               $     647,574        $    644,171
				                                       ==============     ===============

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable and accruals	           $     58,453         $     59,474
  Deferred income                               	18,085               17,150
  Current portion of long-term debt
     and other obligations                        7,068                6,926
                                           -------------        --------------
	                                                83,606               83,550

LONG-TERM DEBT                                 	354,334              326,058

CAPITALIZED LEASE OBLIGATIONS                    	6,803                8,317

DEFERRED INCOME                                  	4,392                6,594

PENSION OBLIGATION                                 	786 	              1,072

SHAREHOLDERS' EQUITY
  Capital stock	                                555,399              555,374
  Translation adjustment                         	2,700                4,016
  Retained earnings (deficit)                  (360,446)            (340,810)
                                           -------------          ------------
                                                197,653              218,580

COMMITMENTS AND CONTINGENCIES (notes 2 and 4)

                                           -------------         ------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY  $   647,574          $   644,171
                                           =============         ============


The accompanying notes are an integral part of these consolidated financial statements.

CINEPLEX ODEON CORPORATION
CONSOLIDATED INCOME STATEMENT
(in thousands of U.S. dollars except per share figures)


		                                   			Unaudited

                   	        	3 Months Ended	  3 Months Ended	   9 Months Ended   9 Months Ended
                  	         	Sept. 30, 1997   Sept. 30, 1996    Sept. 30, 1997   Sept. 30, 1996
                             --------------   --------------    --------------   --------------
REVENUE
  Admissions		                  $  104,161      $   99,893       $   298,485      $  274,094
  Concessions		                     39,130          36,169           110,680          97,101
  Other		                            6,669           5,914            18,556          16,915
                              -------------    ------------       -----------      ----------
                                   149,960         141,976           427,721         388,110
EXPENSES
  Theatre operations
    and other expenses            	119,366         113,412           346,148 	       316,400
  Cost of concessions	              	8,150           6,473            21,513          17,323
  General and administrative         4,944           4,625           	15,152          13,330
  Depreciation and amortization	   	11,091          10,943            33,267          32,376
                               ------------    ------------        -----------     -----------
                                 		143,551         135,453           416,080         379,429
                               ------------    ------------        -----------     -----------

Income before the undernoted        	6,409           6,523            11,641           8,681

Other expenses	                    	(4,716)	          (458)	         	(5,284)         (1,295)
                               ------------    ------------        -------------   -----------
Income before interest
on long-term debt
and income taxes 	                  	1,693           6,065             6,357           7,386

Interest on long-term debt         		8,589           8,736            25,159          27,478
                               ------------    ------------        -------------   -----------

Loss before income taxes           	(6,896)         (2,671)          (18,802)         (20,092)
Income taxes                         		268            	299              	834 	          1,105
                               ------------    ------------        -------------   ------------

NET LOSS                      	 $   (7,164)    $    (2,970)        $ (19,636)      $  (21,197)
                               ============    ============        =============			============

BASIC
Weighted average
shares outstanding             176,799,000     176,765,000        176,793,000       159,007,000
Loss per share	                   	($0.04)        	($0.02)          		($0.11)		         ($0.13)

FULLY DILUTED
Weighted average
shares outstanding            191,254,000      183,362,000        191,265,000       166,082,000
Loss per share	                  	($0.04)	        	($0.02)          		($0.11)	          	($0.13)


The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENT OF CHANGES IN CASH RESOURCES
(in thousands of U.S. dollars except per share figures)


			                                                   	Unaudited
                                         	9 Months Ended		     9 Months Ended
	                                         Sept. 30, 1997      	Sept. 30, 1996
                                          --------------       --------------
CASH PROVIDED BY(USED FOR)

OPERATING ACTIVITIES
Net loss                               	 $     (19,636)       $     (21,197)
Depreciation and amortization                  	33,267               32,376
Other non-cash items                           	(2,124)              (1,569)
                                         ---------------      ---------------
                                               	11,507                9,610
Net change in non-cash working capital          (6,955)              (3,027)
                                         ---------------      ---------------
                                               		4,552                6,583
FINANCING ACTIVITIES
Decrease in long-term debt
   and other obligations                       	(2,981)             (67,835)
Increase in long-term debt
   and other obligations                        29,606                   -
Issue of share capital, net of issue costs         	26              	82,877
Other	                                            (255)	             (1,474)
                                          --------------       ---------------
                                              		26,396               13,568
INVESTMENT ACTIVITIES
Additions to property, equipment
   and leaseholds                              (32,940)             (18,981)
Long-term investments	                             -   		              (260)
Proceeds on sale of certain theatre properties	  2,827                1,901
Other                                            	(467)            		(2,488)
                                          --------------       --------------
                                              	(30,580)             (19,828)
                                          --------------       --------------
NET INCREASE DURING PERIOD	                        368 	               	323

CASH AT BEGINNING OF PERIOD	                     2,718                1,604
                                          --------------       --------------
CASH AT END OF PERIOD	                      $    3,086           $    1,927
                                          ==============       ==============

CASH FLOW FROM OPERATING ACTIVITIES PER SHARE
Basic	                                      $     0.03	          $     0.04
Fully Diluted	                              $     0.02        		 $     0.04


The accompanying notes are an integral part of these consolidated financial statements.

CINEPLEX ODEON CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 1997
(in U.S. dollars)
(Unaudited)

1. BASIS OF PRESENTATION

The consolidated financial statements in this quarterly report to shareholders are prepared in accordance with accounting principles generally accepted in Canada. For the three and nine months ended September 30, 1997, the application of accounting principles generally accepted in the United States did not have a material effect on the measurement of the Corporation's net loss and shareholders' equity. For information on differences between Canadian and United States generally accepted accounting principles, reference is made to the Corporation's 1996 annual report to shareholders.

The consolidated financial statements in this quarterly report to shareholders are based in part on estimates, and include all adjustments consisting of normal recurring accruals that management believes are necessary for a fair presentation of the Corporation's financial position as at September 30, 1997, and the results of its operations for the three and nine months then ended. Operating results for the three and nine months ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997.

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


2. COMMITMENTS AND CONTINGENCIES

i) The Corporation and its subsidiaries are currently subject to audit by taxation authorities in several jurisdictions. The taxation authorities have proposed to reassess taxes in respect of certain transactions and income and expense items. The Corporation and its subsidiaries are vigorously contesting the adjustments proposed by the taxation authorities. Although such matters cannot be predicted with certainty, management does not consider the Corporation's exposure to such litigation to be material to these financial statements.

ii) The Corporation and its subsidiaries are also involved in certain litigation arising out of the ordinary course and conduct of its business. The outcome of this litigation is not currently determinable. Although such matters cannot be predicted with certainty, management does not consider the Corporation's exposure to such litigation to be material to these financial statements.

iii) As at September 30, 1997, the Corporation was in compliance with the financial covenants contained in its bank credit facilities. Given the uncertainty with respect to the admission and concession revenues that the Corporation will generate, there is a possibility that the Corporation may not meet certain financial covenants in future periods. The Corporation believes that the banking syndicate participating in the bank credit facilities would waive the particular financial covenants if the Corporation is not in compliance at a measurement date during the next twelve month period.

3. SUMMARY FINANCIAL INFORMATION

The following is consolidated summarized financial information of the Corporation's wholly owned subsidiary Plitt Theatres, Inc.:


---------------------------------------------------------------------------------------------
           								                                    	Unaudited
				                       	3 Months Ended   3 Months Ended 	 9 Months Ended	  9 Months Ended
					                        Sept 30, 1997	   Sept 30, 1996 	 Sept 30, 1997  	 Sept 30, 1996
----------------------------------------------------------------------------------------------
Revenue 		                 		$  95,922,000	   $  95,433,000 	 $ 273,263,000    $ 266,447,000
=============================================================================================
Income before general
and administrative expenses,
depreciation and amortization,
interest on long-term debt
and income taxes	         		$   7,431,000	   $  14,993,000 	 $  26,227,000     $  35,463,000
============================================================================================
Net loss		                		$ (11,823,000)   $  (4,222,000)	 $ (31,899.000)    $ (22,291,000)
===========================================================================================

---------------------------------------------------------
                					 Sept 30, 1997	   December 31, 1996
---------------------------------------------------------
Current assets		    		$  22,043,000       $	 17,105,000
Noncurrent assets			    471,579,000		       484,618,000
Current liabilities			   83,201,000  	 	     55,078,000
Noncurrent liabilities	 277,923,000	       	265,386,000
=========================================================


Current liabilities at September 30, 1997 include a net payable to the Corporation and other corporations within the consolidated group in the amount of $21,984,000 (December 31, 1996 - net payable of $9,551,000).
Noncurrent liabilities at September 30, 1997 and December 31, 1996 include $10,000,000 that is owed to the Corporation.


4. PROPOSED MERGER

On September 30, 1997, the Corporation announced that it has entered into an agreement with Sony Pictures Entertainment Inc. (Sony Pictures) and LTM Holdings, Inc. (LTM) which provides for the combination of the businesses of the Corporation and LTM. LTM is a private Delaware corporation wholly-owned by Sony Pictures. The transaction will involve combining the Corporation with the Loews Theatres Exhibition Group, which consists of Sony/Loews Theatres and its joint ventures with Star Theatres and Magic Johnson Theatres. It is proposed that the combined company will be named Loews Cineplex Entertainment Corporation (LCE). LCE will have over 2,600 screens in approximately 460 locations in North America.

Pursuant to a series of related transactions to be effected pursuant to a Plan of Arrangement under the Business Corporations Act (Ontario), the Corporation's shares will be exchanged for shares of LCE with the result that the Corporation will become a wholly-owned subsidiary of LCE. Upon closing of the transaction, Sony Pictures will own approximately 51.1% of LCE's shares (representing 49.9% of LCE's voting shares); Universal Studios, Inc. (Universal) will own approximately 26% of LCE's shares (subsequent to a cash subscription of approximately $84.5 million);
the Charles Rosner Bronfman Family Trust and certain related parties (the Bronfman Trust) will own approximately 9.6% of LCE's shares; and the shareholders of the Corporation, other than Universal and the Bronfman Trust, will own approximately 13.3% of LCE's shares. It is intended that the LCE shares will be listed on the New York Stock Exchange and The Toronto Stock Exchange.

The merger is subject to approval by the shareholders of the Corporation and regulatory approval in both Canada and the United States. It is anticipated that closing of this transaction will take place in approximately five months.


5. RECLASSIFICATION

Certain of the prior period's balances have been reclassified to conform with the presentation adopted in the current period.

Management's Discussion and Analysis of
Results of Operations and Financial Condition

(All figures are in U.S. dollars except where otherwise noted)

The Corporation's net loss for the three months ended September 30, 1997 was $7,164,000 or $0.04 per share compared to a net loss of $2,970,000 or $0.02 per share for the same period in 1996. Total revenue for the three months ended September 30, 1997 was $149,960,000 compared to $141,976,000 for the comparable period in the prior year. The increase in revenue in the third quarter of 1997 was offset by an increase in occupancy costs associated with the Corporation's new theatres. For the nine months ended September 30, 1997 the Corporation reported a net loss of $19,636,000 or $0.11 per share compared to a net loss of $21,197,000 or $0.13 per share for the nine months ended September 30, 1996. Total revenue for the nine months ended September 30, 1997 was $427,721,000 compared to $388,110,000 for the comparable period in the prior year

On September 30, 1997, the Corporation announced that it has entered into an agreement with Sony Pictures Entertainment Inc. (Sony Pictures) and LTM Holdings, Inc. (LTM) which provides for the combination of the businesses of the Corporation and LTM. LTM is a private Delaware corporation wholly-owned by Sony Pictures. The transaction will involve combining the Corporation with the Loews Theatres Exhibition Group, which consists of Sony/Loews Theatres and its joint ventures with Star Theatres and Magic Johnson Theatres. It is proposed that the combined company will be named Loews Cineplex Entertainment Corporation (LCE). LCE will have over 2,600 screens in approximately 460 locations in North America. Pursuant to a series of related transactions to be effected pursuant to a Plan of Arrangement under the Business Corporations Act (Ontario), the Corporation's shares will be exchanged for shares of LCE with the result that the Corporation will become a wholly-owned subsidiary of LCE. Upon closing of the transaction, Sony Pictures will own approximately 51.1% of LCE's shares (representing 49.9% of LCE's voting shares); Universal Studios, Inc. (Universal) will own approximately 26% of LCE's shares (subsequent to a cash subscription of approximately $84.5 million); the Charles Rosner Bronfman Family Trust and certain related parties (the Bronfman Trust) will own approximately 9.6% of LCE's shares; and the shareholders of the Corporation, other than Universal and the Bronfman Trust, will own approximately 13.3% of LCE's shares. It is intended that the LCE shares will be listed on the New York Stock Exchange and The Toronto Stock Exchange.

The merger is subject to approval by the shareholders of the Corporation and regulatory approval in both Canada and the United States. It is anticipated that closing of this transaction will take place in approximately five months.

LIQUIDITY AND CAPITAL RESOURCES

Cash flow from operations for the nine months ended September 30, 1997 amounted to a net inflow of $4,552,000 compared to a net inflow of $6,583,000 for the same period in 1996. Excluding the impact of the net change in non-cash working capital, the Corporation's cash flow from operations for the nine months ended September 30, 1997 amounted to a net inflow of $11,507,000 compared to a net inflow of $9,610,000 for the same period in 1996. The increase in cash flow resulted primarily from the increase in revenue noted above.

In the first nine months of 1997 the Corporation opened five new theatre locations (adding 45 new screens) and refurbished two theatre locations (adding eight new screens). Management expects to open 14 new theatre locations (adding 150 new screens) and refurbish a total of two theatres (adding 15 new screens) during the fourth quarter of 1997 at an estimated net cost of less than $25,000,000. The Corporation's current strategy is to develop and build additional theatres and screens in target markets that complement the Corporation's existing position in such markets or that provide the Corporation with a strategic position in a newmarket. Management is considering opportunities in international markets to complement its existing theatre in Budapest, Hungary, although at this stage it is premature to comment on either the possibility of further international expansion or the potential magnitude of the Corporation's capital commitment relating to its international expansion strategy. The Corporation plans to fund its expansion programs by drawing on its bank credit facilities and through internally generated cash flow. The Corporation had approximately $28,300,000 available under its bank credit facilities at September 30, 1997. As noted below, subsequent to September 30, 1997 the Corporation was provided with an additional bank facility of $20,600,000. Management believes that the availability under the bank credit facilities is the primary indicator of the Corporation's liquidity position.

At September 30, 1997 the Corporation's long-term debt was $354,334,000 compared to $326,058,000 at December 31, 1996. This increase is the result of the capital expenditures incurred under the Corporation's expansion program. Subsequent to September 30, 1997 the Corporation and the banks participating in the bank credit facilities reached an agreement whereby (i) the scheduled principal repayment of $10,000,000 due December 31, 1997 under the bank credit facilities will be deferred until December 31, 1998; and (ii) an additional facility of $20,600,000 will be provided to the Corporation by the banks participating in the bank credit facilities. This additional facility is subject to the same interest rates as the remainder of the Corporation's bank credit facilities and requires a principal repayment of $5,000,000 on December 31, 1998 with the balance maturing on December 31, 1999.

As at September 30, 1997, the Corporation was in compliance with the financial covenants contained in its bank credit facilities. Given the uncertainty with respect to the admission and concession revenues that the Corporation will generate, there is a possibility that the Corporation may not meet certain financial covenants in future periods. The Corporation believes that the banking syndicate participating in the bank credit facilities would waive the particular financial covenants if the Corporation is not in compliance at a measurement date during the next twelve month period.

RESULTS OF OPERATIONS

The Corporation reports its results in U.S. dollars. In order to eliminate the impact of exchange rate fluctuations on the yearly comparison of both admission and concession revenue, the results of the Corporation's Canadian operations as discussed below are measured in Canadian dollars.

The Corporation's United States theatres recorded a decrease in admission revenue of 0.5% for the three months ended September 30, 1997 compared to the same period in 1996. This admission revenue decrease was the result of a 0.7% decrease in attendance and a 0.2% increase in box office revenue per patron. For the nine months ended September 30, 1997 the Corporation's United States theatres recorded an increase in admission revenue of 1.2% compared to the same period in the prior year. This increase was comprised of a decrease in attendance of 0.3% and an increase in box office revenue per patron of 1.5%.

The Corporation's Canadian theatres reported an increase in admission revenue of 12.2% (when measured in Canadian dollars) for the three months ended September 30, 1997 compared to the same period in 1996. This increase was the result of an increase in attendance of 11.4% and an increase in box office revenue per patron of 0.8% over the same period in 1996. For the nine months ended September 30, 1997, the Corporation's Canadian theatres reported an increase in admission revenue of 24.0% when compared to the same period in the prior year. This increase was comprised of a 19.7% increase in attendance and a 4.3% increase in box office revenue per patron.

The increase in both the three and nine months attendance and admission revenue in the Corporation's Canadian theatres in 1997 compared to the same period in 1996 reflects the fact that films released by the Corporation's primary film suppliers in Canada performed significantly better during the first nine months of 1997 compared to films they released during the same period in 1996. The Corporation obtains licences to exhibit "first run" films primarily by directly negotiating with film distributors. The Corporation has historical relationships with certain Canadian film distributors and as a result is the major exhibitor of pictures from these film distributors in that market.

The Corporation's United States concession revenue increased by 4.0% for the three months ended September 30, 1997 compared to the same period in 1996. The attendance decrease of 0.7% experienced in the third quarter of 1997 was offset by an increase in concession revenue per patron of 4.7%. For the nine months ended September 30, 1997 concession revenue for the Corporation's United States theatres increased by 6.3%, when compared to the same period in the prior year. This increase is attributable to the attendance decrease of 0.3% and an increase in concession revenue per patron of 6.6%.

The Corporation's Canadian concession revenue increased by 13.9% (when measured in Canadian dollars) for the three months ended September 30, 1997 compared to the same period in 1996, reflecting the increase in attendance of 11.4% and an increase in concession revenue per patron of 2.5%. For the nine months ended September 30, 1997 concession revenue for the Corporation's Canadian theatres increased by 26.6%, when compared to the same period in the prior year. This increase reflects an increase of 6.9% in concession revenue per patron accompanied by the increase in attendance of 19.7%.

The increase in concession revenue per patron experienced in both the Corporation's United States and Canadian theatres represents the impact of management's concerted efforts in this area.

The gross margin from theatre operations (consisting of revenue from theatre operations less film cost, cost of concessions, theatre advertising, payroll, occupancy and supplies and services), when expressed as a percentage of theatre operating revenue, decreased for the three months ended September 30, 1997 to 16.3% from 17.2% for the same period in 1996. For the nine months ended September 30, 1997 the gross margin from theatre operations was 15.6% compared to 15.8% for the same period in the prior year. The decrease in gross margin in the third quarter of 1997 is directly attributable to the increased occupancy costs associated with the Corporation's new theatres.

General and administrative expenses increased by 13.7% in the first nine months of 1997 compared to the corresponding period in 1996. This increase is the result of certain costs associated with the infrastructure necessary for the Corporation's expansion program and certain one-time charges.

Included in other expenses in the third quarter of 1997 is a charge of approximately $5,300,000 associated with the cost of terminating leases for a number of theatres. The selected review of the Corporation's operating assets is a continuing process and has been intensified as a result of the proposed combination with the Loews Theatres Exhibition Group. This review of properties will be continued throughout the period until the combination with the Loews Theatres Exhibition Group is completed and consequently further leases may be terminated and certain costs associated with such terminations incurred.

Interest on long-term debt decreased by 8.4% during the nine months ended September 30, 1997 compared to the same period in 1996. This decrease is primarily a result of the decision to denominate certain of the Corporation's long-term debt in Canadian dollars which is subject to a lower interest rate.

During 1997 the value of the Canadian dollar has weakened relative to the United States dollar. While currency movements affect the reporting of revenues and expenses of the Corporation's Canadian operations, the financial impact is limited as the costs of operating the Canadian theatres are supported by the revenue of such theatres.


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

On or about October 14, 1997, a purported class action was commenced in the United States District Court for the Northern District of Illinois against the Corporation, Sony Corporation of America and Sony Retail Entertainment by Jerrold I. Rosenthal, on his own behalf and on the behalf of persons allegedly similarly situated. The complaint alleges that if the business combination of the Corporation and LTM Holdings, Inc. (the "Transaction") is consummated, Loews Cineplex Entertainment Corporation ("LCE"), the combined company, will own sixty percent or more of all movie theaters in the metropolitan Chicago area, and, as a consequence (i) the Transaction would violate the federal and Illinois antitrust statutes because the consummation of the Transaction would allegedly tend to lessen substantially competition among and/or tend to create a monopoly over movie theaters in the metropolitan Chicago area and other, unspecified geographical areas and (ii) consummation of the Transaction would allegedly injure Rosenthal and the members of the purported class by resulting in higher prices for movie tickets and limitations on the variety of movies exhibited. Rosenthal is seeking injunctive relief regarding the Transaction under federal and Illinois antitrust laws preventing consummation of the Transaction or, if the Transaction is consummated, requiring divestiture, and also seeks attorney fees and costs. Rosenthal has not claimed monetary damages. Rosenthal is seeking to represent a purported class of "all patrons of movie theaters in Chicago, Illinois and outlying areas" and other, unspecified "similar" geographical areas elsewhere where LCE will own sixty percent or more of all movie theaters upon consummation of the Transaction. No motion for certification of the purported class has yet been made. The Corporation believes that Rosenthal's allegations are without merit and intends to oppose them vigorously.

The Corporation has been, and continues to be, involved in numerous other legal proceedings. However, although such matters cannot be predicted with certainty, the Corporation does not believe that such lawsuits are likely to result in a judgment which would have a material adverse effect on the Corporation's financial condition.


ITEM 6			EXHIBITS AND REPORTS ON FORM 8-K

	(a) 	Exhibit 10.1	Tenth Amendment Agreement dated as of November 7, 1997
      by and among Cineplex Odeon Corporation, Plitt Theatres, Inc., the
      Guarantors, the Bank of Nova Scotia as agent, and the Banks party thereto.

	(b) 	Exhibit 11.1	Statement re Computation of Per Share Earnings.

	(c) 	Exhibit 27	Financial Data Schedule.

	(d)	The Corporation did not file any reports on Form 8-K during the quarter ended  September 30, 1997.  On October 16, 1997 the Corporation filed a
     Form 8-K in which it was reported that the Corporation, Sony Pictures
     Entertainment Inc. and LTM Holdings, Inc. (LTM) have entered into an agreement which provides for the combination of the businesses of the
     Corporation and LTM.

SIGNATURES


	Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




			CINEPLEX ODEON CORPORATION
			 (Registrant)




Date  November 13, 1997 	 			Allen Karp
      -----------------      ------------------
						                       Allen Karp
						                       President and Chief
						                       Executive Officer


Date  November 13, 1997 	  		Stephen Brown
      -----------------      ------------------
						                       Stephen Brown
						                       Senior Vice President
						                       and Chief Financial Officer

Commission File No. 1-9454






	SECURITIES AND EXCHANGE COMMISSION

	Washington, D.C.   20549




	EXHIBITS

	TO

	QUARTERLY REPORT ON FORM 10-Q

	OF

	CINEPLEX ODEON CORPORATION

	For the Quarterly Period Ended September 30, 1997

	EXHIBIT INDEX



Exhibit	                    	Description


10.1	         Tenth Amendment Agreement dated as of November 7, 1997
		            by and among Cineplex Odeon Corporation, Plitt Theatres, Inc.,
		            the Guarantors, the Bank of Nova Scotia as agent, and the Banks
		            party thereto.

11.1	         Statement re Computation of Per Share Earnings.

27		          Financial Data Schedule.