Form 10-K
period 1997-12-31
CINEPLEX ODEON CORP /CAN/
filed 1998-03-23
CIK 811925

FORM 10 - K

	SECURITIES AND EXCHANGE COMMISSION
	WASHINGTON, D.C. 20549
(Mark One)
     (X)    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
             OF THE SECURITIES EXCHANGE ACT OF 1934
	            For the fiscal year ended:  December 31, 1997

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

TOTAL NO. OF PAGES
EXHIBIT INDEX PAGE

As of February 11, 1998, Cineplex Odeon Corporation had 103,414,594 Common Shares without par value, outstanding, and the aggregate market value of the Common Shares (based on the last sale price of such stock as reported by the New York Stock Exchange for February 11, 1998) held by nonaffiliates on such date was approximately $98,037,000. All officers, directors and more than 5% shareholders of the registrant have been deemed "affiliates" for the purpose of calculating such aggregate market value. The registrant does not represent that such persons, or any of them, would be deemed "affiliates" of the registrant for any other purpose of the United States Federal Securities Laws.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Corporation's definitive Proxy Statement for the special meeting to be held on March 26, 1998 (the "Proxy
Statement") are incorporated by reference into Part III of this Form 10-K.

PART I

ITEM 1.	BUSINESS

General

The Corporation is engaged primarily in the operation of motion picture theatres in the United States and Canada. The Corporation was originally incorporated in Ontario, Canada on July 19, 1977, and commenced operations in April 1979. It maintains its principal executive offices at 1303 Yonge Street, Toronto, Ontario, Canada, M4T 2Y9. The Corporation's telephone number is (416) 323-6600. Unless otherwise specified, or the context otherwise requires, the term "Corporation" as used herein shall mean the Corporation and its consolidated subsidiaries.

Recent Developments

On September 30, 1997, the Corporation announced that it has entered into an agreement with Sony Pictures Entertainment Inc.
(SPE) and LTM Holdings, Inc. (LTM) which provides for the combination of the businesses of the Corporation and LTM. LTM is a private Delaware Corporation wholly-owned by SPE. The transaction will involve combining the Corporation with the Loews Theatres Exhibition Group, which consists of Sony/Loews Theatres and its joint ventures with Star Theatres and Magic Johnson Theatres. It is proposed that the combined company will be named Loews Cineplex Entertainment Corporation (LCE). It is anticipated that LCE will have over 2,700 screens in approximately 450 locations in North America.

Pursuant to a series of related transactions to be effected pursuant to a Plan of Arrangement under the Business Corporations Act (Ontario), the Corporation's shares will be exchanged for shares of LCE with the result that the Corporation will become a wholly-owned subsidiary of LCE. Upon closing of the transaction, SPE will own approximately 51.1% of LCE's shares (representing 49.9% of LCE's voting shares); Universal Studios Inc. (Universal) will own approximately 26.0% of LCE's shares (subsequent to a cash subscription of approximately $84.5 million); the Charles Rosner Bronfman Discretionary Trust, Charles Bronfman Trust, Charles R. Bronfman Trust, and certain related parties (the Bronfman Trusts) will own approximately 9.6% of LCE's shares; and the shareholders of the Corporation, other than Universal and the Bronfman Trusts, will own approximately 13.3% of LCE's shares. It is intended that the LCE shares will be listed on the New York Stock Exchange and the Toronto Stock Exchange.

The merger is subject to approval by the shareholders of the Corporation and regulatory approval in both Canada and the United States. Approval from Investment Canada was received on December 16, 1997. A proxy circular was filed February 13, 1998 and the special meeting of shareholders is scheduled for March 26, 1998.
 It is anticipated that closing of this transaction will take place in the second quarter of 1998.

For a further discussion of 1997 events, see Part II - Item 7
"Management's Discussion and Analysis of Results of Operations and Financial Condition."


Theatre Operations

At December 31, 1997, the Corporation operated 178 theatres in the United States, 136 in Canada and one in Hungary with an aggregate of 1,729 screens. Most of the Corporation's theatres are multi-screen facilities.

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


Theatre Circuit Development

In 1997 the Corporation opened seven new theatres and refurbished two theatres in the United States adding a total of 87 new screens. In Canada in 1997 the Corporation opened ten new theatres and refurbished four theatres adding a total of 127 new screens. The Corporation closed or sold 20 locations, encompassing 52 screens during 1997.

Management's current strategy is to increase its revenue and operating cash flow by developing and building additional theatres and screens in target markets that complement the Corporation's existing position in such markets or that provide the Corporation with a strategic position in a new market.
During 1998 the Corporation expects, in North America, to open 15 new theatre locations (adding 181 new screens) and refurbish a total of four theatres (adding 30 new screens).

In 1997 the Corporation announced that it has identified a select number of theatres for disposal. It is anticipated that this disposition plan will be completed by the end of 1998.


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


Film Distribution

The Corporation's distribution entity, Cineplex Odeon Films Canada, is primarily in the business of distributing films in Canada to the Corporation and other exhibitors for theatre exhibition and for broadcast by network, syndicated and pay television, as well as for home viewing through video-cassette systems. In 1997, distribution activity in Canada included the provision of theatrical distribution services for Columbia Tri-Star Films Canada and PolyGram Filmed Entertainment, in addition to the ongoing distribution of motion pictures in all media for various other producers and/or distributors.


Geographic Financial Information

For information concerning revenue, income(loss) from operations and assets in the Corporation's different geographic areas for the last three years, reference should be made to Note 14 of the Notes to the Consolidated Financial Statements in Part II - Item 8 "Financial Statements and Supplementary Data."


Competition

The Corporation is the sixth largest film exhibitor in North America in terms of number of screens and the third largest in terms of box office revenue as of December 31, 1997. The major market focus of the Corporation allows its theatre assets to serve above average patron volumes compared to the industry. Approximately 86% of the Corporation's U.S. screens are located in 8 of the 15 largest U.S. Areas of Dominant Influence. Approximately 83% of the Corporation's Canadian screens are located in the 10 largest Canadian cities. The Corporation is the largest film exhibitor in Canada and the tenth largest in the United States based upon number of screens.

The Corporation competes with other theatre circuits and independent theatres with respect to acquiring licenses to successful films, attracting patrons and finding new theatre sites. In 1997 there was a 9% growth in the total number of screens in North America. This growth has been largely fuelled by exhibitors in the United States building theatre complexes with 15 to 35 screens (megaplexes). While management agrees that such complexes can succeed in appropriate circumstances there is no evidence that more screens and more flexible show times have had an appreciable effect in expanding audiences. In certain markets such screen growth is having an impact on the Corporation's theatres. The Corporation, through its continuing expansion and reconfiguration program, will attempt to address the impact on the Corporation of the increase in the industry screen count by both improving the quality of the theatres in its circuit and by increasing its market share.

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

The Federal Americans With Disabilities Act ("the Disabilities Act") prohibits discrimination on the basis of disability in public accommodations and employment. The Disabilities Act became effective as to public accommodations in January 1992 and as to employment in July 1992. The Corporation is unable to predict precisely the extent to which the Disabilities Act will impact the Corporation. However, the Corporation currently constructs new theatres to be accessible to the disabled and believes that it is otherwise in substantial compliance with all current applicable regulations relating to accommodations for the disabled. The Corporation intends to comply with regulations relating to accommodating the needs of the disabled, and the Corporation does not currently anticipate that such compliance will have a material adverse effect on the Company. Also see discussion under "Legal Proceedings".

Employees

As of December 31, 1997, the Corporation had 1,436 full-time employees in the United States, 931 full-time employees in Canada, 3,451 part-time employees in the United States and 2,777 part-time employees in Canada. The number of employees fluctuates due to the seasonal nature of the Corporation's business. Approximately 37.7% of the part-time employees are paid the minimum wage. Approximately 5.6% of the employees of the Corporation are film projectionists, who are represented by the International Alliance of Theatrical Stagehand Employees and Moving Picture Machine Operators ("I.A.T.S.E."). Approximately 5.0% of the employees of the Corporation are ushers, ticket takers, cashiers, cleaners, stagehands or concession workers who are represented by the Service Employees International Union, the B.C. Government Employees Union, the I.A.T.S.E. Stagehands Union, the I.A.T.S.E. Front of House Union, the United Food and Commercial Workers Union or the Transportation Technical Warehouse Industrial and Service Employees Union.

I.A.T.S.E. Local 523 has been locked out of a theatre in Quebec
City since April 16, 1997 as a result of a dispute over the hours to be worked by, and wages for, projectionists, but the theatre continues to operate despite the lockout.

The Corporation is currently in negotiations with a union in Seattle, Washington, where there is a possibility of a labor dispute. However, management is confident that the theatres will continue to operate there in the event of a strike or lockout.

The Corporation has started negotiations with I.A.T.S.E.
projectionists in Chicago, Illinois whose contract expired in February 1998. It is premature to assess the outcome of such negotiations.


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

As of December 31, 1997, the Corporation leased an aggregate of 274 theatre locations, approximating 87% of all its theatre locations, having terms (including options) generally ranging from 15 to 40 years. For further information regarding leased locations see Note 11 of the Notes to the Consolidated Financial Statements in Part II - Item 8 "Financial Statements and Supplementary Data." In addition to leasing premises the Corporation owned 40 theatres at December 31, 1997, of which 20 are in the United States and 20 are in Canada, and one office building in Toronto which is the site of the Corporation's head office.


ITEM 3.	LEGAL PROCEEDINGS.

On or about October 14, 1997, a purported class action was commenced in the U.S. District Court for the Northern District of Illinois against the Corporation, Sony Corporation of America
(SCA) and Sony Retail Entertainment (SRE) by Jerrold I. Rosenthal, on his own behalf and on the behalf of persons allegedly similarly situated. On November 21, 1997, the complaint was amended to change the defendants to the Corporation, LTM and SPE. The complaint alleges that if the merger as discussed in Part I is consummated, LCE will own 60% or more of all movie theaters in the metropolitan Chicago area, and, as a consequence (i) the merger would violate the federal and Illinois antitrust statutes because the consummation of the merger would allegedly tend to lessen substantially competition among and/or tend to create a monopoly over movie theaters in the metropolitan Chicago area and other, unspecified geographical areas and (ii) consummation of the merger would allegedly injure Rosenthal and other members of the purported class by resulting in higher prices for movie tickets and limitations on the variety of movies exhibited. Rosenthal is seeking injunctive relief regarding the merger under federal and Illinois antitrust statutes preventing consummation of the merger or, if the merger is consummated, requiring divestiture, and also seeks attorney fees and costs. Rosenthal has not claimed monetary damages. Rosenthal is seeking to represent a purported class of "all patrons of movie theaters in Chicago, Illinois and outlying areas" and other, unspecified "similar" geographical areas elsewhere where LCE will own 60% or more of all movie theaters upon consummation of the merger. No motion for certification of the purported class has yet been made. The Corporation, having filed its initial response to the claims made in that litigation on January 15, 1998, believes that the claims are without merit and intends to vigorously oppose such claims.

On or about December 17, 1997, the Disability Rights Council of Greater Washington and others commenced a lawsuit in the U.S. District Court for the District of Columbia against the Corporation. On or about February 27, 1998, the plaintiffs amended their complaint. The amended complaint alleges that certain of the Corporation's theatres in Washington, D.C. and metropolitan area, Maryland and Virginia deny persons with physical disabilities full and equal enjoyment of such theatres as a result of architectural and structural barriers. The complaint alleges that, as a consequence, the Corporation is discriminating against such persons in violation of the Americans With Disabilities Act and, where applicable, the District of Columbia Human Rights Act. The plaintiffs are seeking a judgment for injunctive relief ordering the Corporation to cease violating such statutes and to bring their facilities into compliance with such statutes. The plaintiffs are also seeking compensatory and punitive or exemplary damages in an unknown amount, as well as costs and attorneys' fees. The Corporation intends to defend this claim vigorously.

The Corporation has been, and continues to be, involved in numerous other legal proceedings. However, although litigation is inherently uncertain, the Corporation does not believe that such lawsuits are likely to result in a judgment which would have a material adverse effect on the Corporation's financial condition.


ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not applicable.

Executive Officers


As of February 1, 1998, the Corporation's executive officers were as follows:


Name		           		Age	 		Office

Ernest Leo Kolber		69   		Chairman of the Board and
                    						Director

Allen Karp	      		57	   	President, Chief Executive
			                    			Officer and Director

Irwin A. Cohen	  		57    	Executive Vice-President,
                   					 	Operations for North America

Michael Herman	  		43   		Executive Vice-President,
                    						Corporate Affairs and Secretary

Ellis Jacob		     	44		   Executive Vice-President, Chief
                          Operating Office		and Director

Howard I. Lichtman	43   		Executive Vice-President,
						                    Marketing and Communications

Robert Tokio	    		54   		Executive Vice-President

Stephen Brown	   		39     Senior Vice-President and Chief
	                    					Financial Officer

Michael McCartney		43	   	Senior Vice-President,
		                    				Head Film Buyer, North America

James Vassos		    	43	   	Senior Vice-President,
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

Mr. Jacob has been Executive Vice-President and Chief Operating Officer of the Corporation since September 30, 1997, and prior to that time had been Executive Vice-President and Chief Financial Officer since December 1989. From February 1989 to December 1989, he served as Senior Vice-President and Chief Financial Officer, and from October 1987 to February 1989, he served as Vice-President Finance and Corporate Controller. Mr. Jacob is a director of Alliance Communications Corporation. Mr. Jacob has been a director of the Corporation since June 1990.

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

Mr. Brown has been Senior Vice-President and Chief Financial Officer of the Corporation since September 30, 1997, and prior to that time had been Senior Vice-President, Treasury and Tax since January 1995. He served as Vice-President, Taxation and Treasurer from August 1990 to December 1994. Mr. Brown joined the Corporation in March 1990 as Director of Internal Audit.

Mr. McCartney has been Senior Vice-President, Head Film Buyer, North America, since November 1995. From December 1991 to November 1995 he served as Senior Vice-President, Film, U.S. and from September 1988 to December 1991 he served as Vice-President, Film, U.S. Mr. McCartney joined the Corporation in September 1986 as Regional Film Buyer handling the southern division.

Mr. Vassos has been Senior Vice-President, Business Affairs and Planning since January 1995. He served as Vice-President, Business Affairs and Corporate Controller from May 1991 to December 1994. Mr. Vassos had been Vice-President and Corporate Controller from January 1990 to April 1991. From February 1989 to January 1990, Mr. Vassos held the position of Senior Controller - Planning and Consolidation. Mr Vassos joined the Corporation in November 1987 as Controller - Planning.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS.

Market Information

The Corporation's Common Shares trade on the New York Stock Exchange and the Toronto Stock Exchange under the ticker symbol CPX. The following table indicates the quarterly price range of the Common Shares for the past two years.

		      	           Toronto          New York
                 Stock Exchange		 Stock Exchange
			              (CDN. DOLLARS)			(U.S. DOLLARS)
	              -------------------------------------

Fiscal 1996:	  	   High	 Low				High		   Low
----------------------------------------------------
First  Quarter		   2.73		1.70				2.00		  1.25
Second Quarter		   3.35		1.65				2.50		  1.25
Third  Quarter		   2.80		2.05				2.13		  1.50
Fourth Quarter		   2.25		1.87				1.63		  1.38

Fiscal 1997:		     High	 Low 				High		   Low
----------------------------------------------------
First  Quarter		   2.15		1.76				1.63		  1.25
Second Quarter		   3.10		1.81				2.31		  1.25
Third  Quarter		   2.69		1.90				2.00		  1.31
Fourth Quarter		   2.62		1.41				1.94		  1.00

The Corporation's Common Shares began trading on the Toronto Stock Exchange on October 29, 1982 and on the New York Stock Exchange on May 14, 1987.

Holders

The Corporation had 1,846 registered common shareholders of record as at February 25, 1998. This amount excludes shareholders whose shares are held in the name of investment dealers and other nominees.

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



      (In thousands of U.S. dollars except per share data)
------------------------------------------------------------------
			                  ------------Year ended December 31,-------------
				                	1997       1996       1995       1994       1993
---------------------------------------------------------------------

Revenues *		   	   $573,777	  $509,692   $513,150  $541,112   $546,230

Earnings before
interest, taxes
depreciation and
amortization *		     18,620     49,438     51,966	   62,725     72,244


Operating cash flow
excluding net change
in non-cash working
capital *		    	      1,622     10,468     10,972    27,767     38,158


Operating cash
flow *	     	        30,780     12,416      3,522    31,435     38,674

Income(loss) *		    (62,067)   (31,082)   (32,907)  (14,173)       969


Total assets		      635,475    644,171    649,643   688,693    697,105
------------------------------------------------------------------------
Long-term
obligations         340,669    335,447    393,556   390,752    344,967
------------------------------------------------------------------------
Shareholders'
equity              151,182    218,580    165,992   196,175    200,387
------------------------------------------------------------------------
Earning(loss) per share *
	Basic		             (0.35)     (0.19)     (0.29)    (0.13)      0.01
 Fully diluted	      (0.35)     (0.19)     (0.29)    (0.13)      0.01
------------------------------------------------------------------------

* From Continuing Operations

See the Notes to the Consolidated Financial Statements and Part II - Item 7 "Management's Discussion and Analysis of Results of Operations and Financial Condition" with respect to various factors affecting the comparability of information with respect to the three fiscal years ended December 31, 1997. See Part II - Item 7 "Management's Discussion and Analysis of Results of Operations and Financial Condition" with respect to various factors which may have an effect on the Corporation's future financial condition and results of operations.

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

The Corporation recorded a net loss for the year ended December 31, 1997 of $62,067,000 compared to a net loss for the year ended December 31, 1996 of $31,082,000 and a net loss for the year ended December 31, 1995 of $32,907,000. Included in the 1997 net loss are other expenses of $43,401,000 (1996 - $1,377,000 and 1995 - $2,862,000). Other expenses in
1997 includes a charge of $46,239,000 representing the costs associated with terminating certain leases and disposing of certain properties and the write-off of the net book value attributable to the related properties.

On September 30, 1997, the Corporation announced that it has entered into an agreement with SPE and LTM which provides for the combination of the businesses of the Corporation and LTM. LTM is a private Delaware Corporation wholly-owned by SPE. The transaction will involve combining the Corporation with the Loews Theatres Exhibition Group, which consists of Sony/Loews Theatres and its joint ventures with Star Theatres and Magic Johnson Theatres. It is proposed that the combined company will be named Loews Cineplex Entertainment Corporation (LCE). It is anticipated that LCE will have over 2,700 screens in approximately 450 locations in North America.

Pursuant to a series of related transactions to be effected pursuant to a Plan of Arrangement under the Business Corporations Act (Ontario), the Corporation's shares will be exchanged for shares of LCE with the result that the Corporation will become a wholly-owned subsidiary of LCE. Upon closing of the transaction, SPE will own approximately 51.1% of LCE's shares (representing 49.9% of LCE's voting shares); Universal will own approximately 26.0% of LCE's shares (subsequent to a cash subscription of approximately $84.5 million); the Bronfman Trusts will own approximately 9.6% of LCE's shares; and the shareholders of the Corporation, other than Universal and the Bronfman Trusts, will own approximately 13.3% of LCE's shares. It is intended that the LCE shares will be listed on the New York Stock Exchange and the Toronto Stock Exchange.

The merger is subject to approval by the shareholders of the Corporation and regulatory approval. The special meeting of shareholders is scheduled for March 26, 1998. It is anticipated that closing of this transaction will take place in the second quarter of 1998.


LIQUIDITY AND CAPITAL RESOURCES

Cash Flow from Continuing Operations

Cash flow from operations in 1997 amounted to a net inflow of $30,780,000 compared to a net inflow of $12,416,000 in 1996. The increase in cash flow from operations is a function of the increase in revenue experienced in 1997 (See Results of Operations). Excluding the impact of the net change in non-cash working capital, the Corporation's cash flow from operations for the year ended December 31, 1997 amounted to a net inflow of $1,622,000 compared to a net inflow of $10,468,000 for the year ended December 31, 1996. This decline is attributable to the cash costs associated with the aforementioned disposition of certain properties which amounted to $21,648,000.

Long-Term Debt

Long-term debt increased from $326,058,000 at December 31, 1996 to $333,523,000 at December 31, 1997. This increase is the result of the capital expenditures associated with the Corporation's expansion program.

At December 31, 1997 the Corporation had approximately $48,000,000 available under its bank credit facilities. The amount available under such facilities from time to time is dependent on the operating results of the Corporation. During 1997, the Corporation reached an agreement with the bank syndicate participating in the bank credit facilities to (1) defer a commitment reduction scheduled for December 31, 1997 in the amount of $10,000,000; and (2) provide the Corporation with an additional commitment of $20,600,000. In accordance with the terms of the bank credit facilities, commitment reductions of $40,000,000 are required in 1998 with the balance due in 1999. Upon closing of the business combination with LTM, it is anticipated that the amount outstanding under the Corporation's bank credit facilities will be fully repaid. The bank credit facilities are secured by certain assets of the Corporation and its subsidiaries.

The bank credit facilities contain restrictive covenants which require the Corporation to maintain certain financial ratios. Given the uncertainty with respect to the admission and concession revenue that the Corporation will generate, there is a possibility that the Corporation may not meet certain financial covenants as early as the first quarter end during the next fiscal year. The Corporation believes that the bank syndicate participating in the bank credit facilities would waive the particular financial covenants if the Corporation is not in compliance at a measurement date during the next twelve month period.

At December 31, 1997 the Corporation had two interest rate swap agreements outstanding. The aggregate notional principal associated with the two swap agreements is $35,000,000 and such agreements require the Corporation to pay a fixed interest rate and receive a floating rate. The weighted average fixed interest rates associated with the swap agreements are 5.73%. Of the Corporation's long-term debt at December 31, 1997 approximately 79% is subject to fixed rates of interest.

Future Commitments

In 1997 the Corporation opened seven new theatres and refurbished two theatres in the United States adding a total of 87 new screens. In Canada in 1997 the Corporation opened ten new theatres and refurbished four theatres adding a total of 127 new screens. The total cost associated with the construction of these theatres was approximately $50,000,000.

In 1998 the Corporation expects to open 15 new theatre locations (adding 181 new screens) and refurbish a total of four theatres (adding 30 new screens) in North America. It is estimated that the total cost for this expansion will be approximately $54,000,000. The Corporation will continue to look at opportunities outside of North America although at this stage there are no definite plans for additional theatres.

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


RESULTS OF OPERATIONS - 1997 AND 1996

Industry admission revenue and attendance increased in 1997 by 7.7% and 3.9% respectively compared to 1996 figures.

The Corporation reports its results in United States dollars. In order to eliminate the impact of exchange rate fluctuations on the yearly comparison of both admission and concession revenue, the results for the Canadian operations discussed below are stated in Canadian dollars. In 1996 the Corporation sold five theatres located in Texas. The impact of this sale is not considered significant to the Corporation's United States results.

The Corporation's United States theatre circuit box office revenue increased for both the year and the quarter ended December 31, 1997 by 3.3% and 10.0% respectively when compared to the corresponding period in the prior year. This increase in box office revenue for the year ended December 31, 1997 was the result of an increase in attendance of 1.7% and an increase in box office revenue per patron of 1.6%. The increase in box office revenue in the fourth quarter of 1997 was the result of an attendance increase of 8.2% and an increase in box office revenue per patron of 1.8%. The increase in attendance in the fourth quarter reflects a strong slate of pictures released in that period, including Titanic, and the impact of new theatres opened by the Corporation in the United States.

The Corporation's Canadian theatres reported an increase in box office revenue of 28.4% in 1997 compared to 1996 (when measured in Canadian dollars). This increase was the result of an increase in attendance of 24.1% and an increase in box office revenue per patron of 4.3%. In the fourth quarter of 1997 the Corporation's Canadian theatres reported an increase in box office revenue of 43.5% compared to the fourth quarter of 1996 (when measured in Canadian dollars). This increase was the result of an increase in attendance of 39.5% and an increase in box office revenue per patron of 4.0%. The increase in attendance experienced by the Corporation's Canadian theatre circuit in both the quarter and year ended December 31, 1997 compared to 1996 was a result of the Corporation's relationships with certain film distributors who enjoyed comparatively more successful film product in 1997 compared to 1996 and the impact of new theatres opened by the Corporation in Canada.

The Corporation's United States concession revenue increased by 8.8% in 1997 compared to 1996. This increase was the result of an increase in attendance of 1.7% and an increase in concession revenue per patron of 7.1%. In the fourth quarter of 1997, the Corporation's United States concession revenue increased by 16.9% when compared to the fourth quarter of 1996. For the fourth quarter the increase was the result of an increase in attendance of 8.2% and an 8.7% increase in concession revenue per patron.

The Corporation's Canadian concession revenue increased in 1997 by 31.5% (when measured in Canadian dollars) compared to 1996, reflecting an increase in concession revenue per patron of 7.4% and an increase in attendance of 24.1%. For the fourth quarter of 1997, the Corporation's Canadian concession revenue increased by 49.4% comprising an increase in attendance of 39.5% and an increase in concession revenue per patron of 9.9%.

The increase in concession revenue per patron in both the United States and Canada for the year reflects the impact of the Corporation's focus in this area and the augmented design of concession stands in the Corporation's newer theatres.


Gross Margin and Other Costs

The gross margin from theatre operations (being revenue from theatre operations less film cost, cost of concessions, advertising, theatre payroll, occupancy and supplies and services), when expressed as a percentage of theatre operating revenue, increased in 1997 to 16.2% compared to 15.4% in 1996. For the fourth quarter of 1997 compared to the fourth quarter of 1996 the gross margin from theatre operations, when expressed as a percentage of theatre operating revenue, increased to 17.7% from 14.0%. The increase in gross margin for both the year and the fourth quarter was primarily the result of the increase in revenue.

Interest on long-term debt decreased by 4.5% in 1997 compared to the prior year. The decrease in interest on long-term debt was primarily a result of the decision to denominate certain of the Corporation's long-term debt in Canadian dollars during 1997 which, for the period was subject to a lower interest rate.

In 1997 other expenses were $43,401,000 compared to $1,377,000 in 1996 and $2,862,000 in 1995. The primary component of this charge is an expense of $46,239,000 relating to the costs associated with terminating certain theatre leases and disposing of certain other theatre properties and the corresponding write-off of the net book value associated with the properties. It is anticipated that the disposal of these properties will be substantially complete by the end of 1998 and will result in an annual operating cash flow improvement of $7,000,000.

During 1997 the value of the Canadian dollar weakened relative to the United States dollar. While currency movements affect the reporting of revenues and expenses of the Corporation's Canadian operations, the financial impact is limited as the costs of operating the Canadian theatres are supported by the revenues of such theatres.


RESULTS OF OPERATIONS - 1996 AND 1995

Industry admission revenue and attendance increased in 1996 by 7.6% and 6.0% respectively compared to 1995 figures.

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


CANADIAN ISSUER

The Corporation is an Ontario corporation and expects to conduct approximately one-third of its operations in Canada in 1998. The
Corporation is subject to certain Canadian economic, fiscal, monetary and political policies and factors.

Reference is made to Note 17 of the Notes to the Consolidated Financial Statements of the Corporation for a reconciliation of the Corporation's financial statements to United States Generally Accepted Accounting Principles.


INFLATION

For the three years ended December 31, 1997, inflation has not had a pronounced effect on the Corporation's results of operations.


YEAR 2000 ISSUE

The Year 2000 issue affects virtually all companies and organizations. The Corporation has implemented programs designed to ensure that all software used in connection with providing services to its customers and its internal operations will manage and manipulate data involving the transition of dates from 1999 to 2000 without functional or data abnormality. The Corporation does not anticipate incurring significant additional costs to address the Year 2000 issue, although the effectiveness of the Corporation's present efforts to address the Year 2000 issue cannot be assured. In addition, it is currently unknown whether vendors and other third parties with which the Corporation conducts business will successfully address the Year 2000 issue with respect to their own computer software. If the Corporation's present efforts to address the Year 2000 issue are not successful, or if vendors and other third parties with which the Corporation conducts business do not successfully address the Year 2000 issue, the Corporation's business and financial condition could be adversely affected.


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

INDEPENDENT AUDITORS' REPORT
To the Shareholders of Cineplex Odeon Corporation

We have audited the consolidated balance sheets of Cineplex
Odeon Corporation as at December 31, 1997 and December 31,
1996 and the consolidated statements of income and changes in shareholders' equity and cash resources for each of the years in the three year period ended December 31, 1997.
These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the Corporation as at December 31, 1997 and December 31, 1996 and the results of its operations and the changes in its shareholders' equity and cash resources for each of the years in the three year period ended December
31, 1997 in accordance with generally accepted accounting principles.

KPMG

Chartered Accountants
Toronto, Canada
February 13, 1998

ITEM 8.  Financial Statements and Supplementary Data

CINEPLEX ODEON CORPORATION
CONSOLIDATED BALANCE SHEET
(in thousands of U.S. dollars)

                                  December 31, 1997        December 31, 1996
                                  -----------------        -----------------
ASSETS

CURRENT ASSETS
  Cash                             $        3,505           $       2,718
  Accounts receivable (note 3)             13,222                   9,552
  Other                                     9,315                   8,852
                                   ---------------          --------------
                                           26,042                  21,122

PROPERTY, EQUIPMENT AND
LEASEHOLDS (note 4)                       567,431                 579,841

OTHER ASSETS
  Long-term investments
    and receivables                         2,206                   2,535
  Goodwill
   (less accumulated amortization
    of $12,382; 1996 - $11,281)            31,687                 	32,816
  Deferred charges
   (less accumulated amortization
    of $5,194; 1996 - $3,671)               8,109                  	7,857
                                    --------------            ------------
                                           42,002                  43,208

                                    --------------            ------------
TOTAL ASSETS                        $     635,475             $   644,171
                                    ==============            ============

LIABILITIES AND
SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable
    and accruals (note 5)           $     91,849             $     59,474
  Deferred income (note 6)                20,364                   17,150
  Current portion of long-term debt
	   and other obligations                 27,446	                 	 6,926
                                    -------------            -------------
                                         139,659		                 83,550

LONG-TERM DEBT (note 7)                  333,523                 	326,058

CAPITALIZED LEASE
OBLIGATIONS (note 11)                      6,271                    8,317

DEFERRED INCOME (note 6)                   3,965                    6,594

PENSION OBLIGATION (note 9)                  875	                  	1,072

SHAREHOLDERS' EQUITY
  Capital stock (note 10)                555,400                  555,374
  Translation adjustment                     939                    4,016
  Retained earnings (deficit)           (405,157)                (340,810)
                                      -----------               ----------
	                                        151,182 	               	218,580

COMMITMENTS AND CONTINGENCIES (note 11)

TOTAL LIABILITIES                   -------------              -----------
AND SHAREHOLDERS' EQUITY            $    635,475               $  644,171
                                    =============              ===========

The accompanying notes are an integral part of these consolidated financial statements.

	CINEPLEX ODEON CORPORATION
	CONSOLIDATED INCOME STATEMENT
 (in thousands of U.S. dollars except per share figures)



		                              Year Ended	      	Year Ended		      Year Ended
                        	December 31, 1997	December 31, 1996	December 31, 1995
                         ----------------  ----------------- -----------------
REVENUE
  Admissions	                $   399,171        $   358,973       $   365,220
  Concessions                  		147,892 		         126,636           126,319
  Other	     	                 	  26,714             24,083          		21,611
		                           ------------       ------------      ------------
                                 573,777            509,692 		        513,150
EXPENSES
  Theatre operations
    and other expenses	          462,738          		418,328 	        	418,731
  Cost of concessions		           28,705 	           22,357 	         	22,016
  General and administrative    		20,313           		18,192          		17,575
  Depreciation and amortization	 	45,715 	          	43,648 	         	42,621
                             ------------       ------------       -----------
                            					557,471          		502,525 	        	500,943
                             ------------       ------------       ------------

Income before the undernoted
   (note 17)	                     16,306 	           	7,167 		         12,207

Other expenses (note 12)			      (43,401)	          	(1,377)         		(2,862)
                             ------------       ------------        -----------
Income/(loss) before interest
  on long-term debt
  and income taxes (note 17)   		(27,095)	           	5,790           		9,345

Interest on long-term debt      		33,900             35,482           	40,983
                             ------------       ------------        -----------
Loss before income taxes	       	(60,995)	         	(29,692)	        	(31,638)
Income taxes (note 13)	           	1,072 	           	1,390 	          	1,269
								                     ------------       ------------        -----------
NET LOSS	                	   $   (62,067)	   	  $   (31,082)		     $  (32,907)
                             ============       ============       =============

BASIC
Weighted average shares
   outstanding               176,795,000       	163,473,000      	114,764,000
Loss per share			                	($0.35)		          ($0.19)		         ($0.29)

FULLY DILUTED
Weighted average shares
   outstanding               191,304,000      		176,107,000       122,616,000
Loss per share                  		($0.35)	          	($0.19)	         	($0.29)


The accompanying notes are an integral part of these consolidated financial statements.

CINEPLEX ODEON CORPORATION
CONSOLIDATED STATEMENT OF CHANGES IN CASH RESOURCES
(in thousands of U.S. dollars except per share figures)



				                           Year Ended	        	Year Ended		       Year Ended
                    				December 31, 1997  	December 31, 1996  December 31, 1995
                        -----------------  ------------------  -----------------
CASH PROVIDED BY (USED FOR)

OPERATING ACTIVITIES
	Net loss	 	                 	$  (62,067)	     	$   (31,082)   	 $   (32,907)
	Depreciation and amortization	   45,715 	          	43,648        			42,621
	Write down of property,
   equipment and leaseholds       24,591 	               -   	            -
	Other non-cash items        		   (6,617)	          	(2,098)		         1,258
                           		 -----------        ------------     -----------
                        		        	1,622 	          	10,468 		        10,972
	Net change in non-cash
   working capital	               29,158              1,948         		(7,450)
				                          -----------        ------------     ------------
                                 	30,780            	12,416          		3,522
				                          -----------        ------------     ------------

FINANCING ACTIVITIES
	Decrease in long-term debt
   and other obligations         	(5,275)          	(58,411)	         (9,289)
	Increase in long-term debt
   and other obligations          31,017 	                -     	     14,085
	Issue of share capital,
   net of issue costs	               	26            	82,895              	64
	Other				                       		2,936              		175            	(615)
                              -----------          ---------						 -----------
                                 	28,704 	           24,659 	          4,245
                              -----------          ---------       -----------

INVESTMENT ACTIVITIES
	Additions to property, equipment
   and leaseholds 	              (66,203)	          (36,989)	         (30,749)
	Long-term investments	     		     4,270 	               -   	           (109)
	Proceeds on sale of certain
   theatre properties	             3,563              1,974            23,674
	Proposed merger costs	         		(2,280)	               -   	             -
	Other				                        	1,953 	             (946)	            (530)
		                            ------------         ----------       -----------
                          							(58,697)	          (35,961)	          (7,714)
                              ------------         ----------       -----------

NET INCREASE DURING YEAR			         	787 	            1,114 	              53

CASH AT BEGINNING OF YEAR		       	2,718 	            1,604           		1,551
				                          -----------          ----------       -----------
CASH AT END OF YEAR        		 $    3,505 	         $  2,718 	       $   1,604
                              ===========          ==========       ===========

CASH FLOW FROM OPERATING
   ACTIVITIES PER SHARE
	Basic		                 		   $    0.17          	 $  0.08 	         $   0.03
	Fully Diluted			             $    0.16          	 $  0.07         	 $   0.03


CHANGE IN NON-CASH WORKING CAPITAL
Current assets
	Accounts receivable		        $  (3,938)	          $  1,117 	         $    629
	Other			                        		(214)		           (1,024)		           1,383
Current liabilities
	Accounts payable and accruals	 	29,660              		(998)		          (9,509)
	Deferred income	              			3,276 		            2,157 		             508
	Income taxes payable			            374 	               696 	             (461)
				                          ----------           ---------          ----------
                              $  29,158 	          $  1,948 	         $ (7,450)
                              ==========           =========          ==========

SUPPLEMENTAL CASH FLOW INFORMATION
	Interest on long-term
   debt paid	                 $  33,900 	          $ 35,482 	         $ 40,983
	                             ==========           =========          =========
 Income taxes paid		          $   1,072 	          $  1,390 	         $  1,269
	                             ==========           =========          =========

The accompanying notes are an integral part of these consolidated financial statements.

CINEPLEX ODEON CORPORATION
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
(in thousands of U.S. dollars, except for number of shares)




	                                        		 Subordinate Restricted
							                    Common Shares         Voting Shares        Retained                Total
-------------------------------------------------------------------   Earnings    Translation Shareholders'
		                       Shares	      Amount	   Shares     	Amount    (Deficit)   	Adjustment Equity
------------------------------------------------------------------------------------------------------------
BALANCE AT
DECEMBER 31, 1994	      65,541,677  $ 213,890  49,204,245 	$ 258,525  $ (276,821)	  $  581 	 $ 196,175


Exercise of options	        38,950        	64 				                                                	 64
Net loss		                                                           				(32,907)              (32,907)
Translation adjustment			                                                        	   2,660       2,660
-------------------------------------------------------------------------------------------------------
BALANCE AT
DECEMBER 31, 1995		     65,580,627    213,954  49,204,245    258,525    (309,728)    3,241     165,992


Exercise of options	      	276,118       	375 			                                               		375
Net loss					                                                          	(31,082)		            (31,082)
Translation adjustment	                                                             			775 	      775
Issue of shares	      		37,477,412    	49,187  24,242,181     33,333 	                       	 82,520
-------------------------------------------------------------------------------------------------------
BALANCE AT
DECEMBER 31, 1996	     103,334,157    263,516  73,446,426    291,858    (340,810)	    4,016   218,580


Exercise of options		       18,750 	       26                                             	       	26
Net loss				                                                           		(62,067)		           (62,067)
Proposed merger costs (note 20)	                                        		(2,280)		            (2,280)
Translation adjustment				                                                         	  (3,077)		(3,077)
------------------------------------------------------------------------------------------------------
BALANCE AT
DECEMBER 31, 1997	     103,352,907   $ 263,542 73,446,426  $ 291,858   $ (405,157)	   $  939 $ 151,182
======================================================================================================


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


3. ACCOUNTS RECEIVABLE

-------------------------------------------------------------------
                       			December 31, 1997	    December 31, 1996
-------------------------------------------------------------------
Trade		                     			$ 10,246,000	          $ 8,446,000
Current portion of
  long-term receivables            	162,000             		150,000
Other 	                       				3,021,000	            1,098,000
Employee loans				                  210,000		             323,000
Allowance for doubtful accounts 	 	(417,000)            	(465,000)
-------------------------------------------------------------------
			                         		 $ 13,222,000	          $ 9,552,000
===================================================================


4. PROPERTY, EQUIPMENT AND LEASEHOLDS


----------------------------------------------------------------------------
	                         	    December 31, 1997    	December 31, 1996
----------------------------------------------------------------------------
Land 				                         	$  62,436,000        	$  63,116,000
                                   --------------        --------------

Buildings	 Cost		                   	123,023,000	          126,217,000
		         Accumulated depreciation	 (25,700,000)	         (19,919,000)
                                     ------------          ------------
		                                 			97,323,000          	106,298,000
		                                   ------------          ------------

Equipment	 Cost	                   		141,499,000          	136,521,000
		         Accumulated depreciation	 (76,384,000)         	(70,851,000)
                                     ------------         ------------
				                                 	65,115,000	           65,670,000
		                                   ------------         -------------

Leaseholds	Cost		                   	566,754,000          	537,153,000
(including	Accumulated depreciation	(230,490,000)        	(197,688,000)
 capital                            -------------         -------------
 leases)		 	                       		336,264,000           339,465,000
                                    -------------         -------------

Construction in progress            			6,293,000            	5,292,000
-------------------------------------------------------------------------
                              					$ 567,431,000	        $ 579,841,000
=========================================================================

The net book value of assets held under capital leases at December 31, 1997 was $18,734,000 (1996-$20,508,000), net of accumulated amortization of $9,053,000 (1996-$7,700,000).


5. ACCOUNTS PAYABLE AND ACCRUALS

----------------------------------------------------------------
                      		December 31, 1997	  December 31, 1996
----------------------------------------------------------------
Trade			                    $  49,851,000	       $ 40,332,000
Accrued liabilities          	 20,554,000	          9,809,000
Sales and other taxes	          9,817,000	          8,517,000
Other		                       	11,627,000	            816,000
-----------------------------------------------------------------
	                         		$  91,849,000	       $ 59,474,000
=================================================================


6. DEFERRED INCOME

--------------------------------------------------------------------------
                                 				December 31, 1997	 December 31, 1996
--------------------------------------------------------------------------
Strategic marketing relationship	         $  5,665,000	      $  8,296,000
Advance admission sales		                   11,452,000	         9,678,000
Gift certificates	                         		5,522,000         	5,001,000
Promotional programs	                       	1,401,000           	491,000
Other 				                                     289,000          		278,000
---------------------------------------------------------------------------
	                                        			24,329,000        	23,744,000
	Less:  Current portion                    	20,364,000	        17,150,000
---------------------------------------------------------------------------
			                                      	$  3,965,000	      $  6,594,000
===========================================================================


7. LONG-TERM DEBT

-------------------------------------------------------------------------
                                					December 31, 1997	 December 31, 1996
-------------------------------------------------------------------------
Senior subordinated notes
  maturing June 15, 2004,
  bearing interest at 10.875%	        		$ 200,000,000    	$ 200,000,000

Bank credit facilities of
  $158,530,000 maturing
  December 31, 1999	                   			110,957,000	       79,940,000

Various notes and mortgages
 (interest rates from 5.61% to 11.50%)	  		47,071,000       	49,877,000
------------------------------------------------------------------------
			                                   				358,028,000	      329,817,000
	Less:  Current portion                				24,505,000        	3,759,000
-------------------------------------------------------------------------
					                                 		$ 333,523,000	    $ 326,058,000
=========================================================================

The bank credit facilities bear interest at variable rates based upon an applicable margin over LIBOR or the bank's reference rate. The applicable margin for LIBOR borrowings will vary from a maximum of 2.25% to a minimum of 1.25% based upon the Corporation meeting certain financial ratios.
During 1997, the Corporation reached an agreement with the bank syndicate participating in the bank credit facilities to (1) defer a commitment reduction scheduled for December 31, 1997 in the amount of $10,000,000; and
(2) provide the Corporation with an additional commitment of $20,600,000.
Based on the above information, commitment reductions under the bank credit facility are $40,000,000 in 1998 with the balance due in 1999. The bank credit facilities are secured by certain assets of the Corporation and its subsidiaries.

The bank credit facilities contain restrictive covenants which require the Corporation to maintain certain financial ratios. Given the uncertainty with respect to the admission and concession revenue that the Corporation will generate, the Corporation may not meet certain financial covenants as early as the first quarter end during the next fiscal year. The Corporation believes that the bank syndicate participating in the bank credit facilities would waive the particular financial covenants if the Corporation is not in compliance at a measurement date during the next twelve month period.

Principal repayments on long-term debt during each of the next five years approximate the following:

----------------------------
1998        		$  24,505,000
1999	          	119,047,000
2000	            	2,083,000
2001            		1,169,000
2002		            4,034,000
Thereafter	     207,190,000
----------------------------
		            $ 358,028,000
============================


8. FINANCIAL INSTRUMENTS

(i) Swap Agreements - The Corporation has entered into interest rate swap agreements to manage its interest rate exposure. At December 31, 1997 the Corporation had outstanding two interest rate swap agreements with a commercial bank. The details of the swaps are as follows:

(a) Notional principal - $15,000,000. The Corporation pays 5.74% per annum, payable on a quarterly basis and receives three month LIBOR rate. This swap expires November 30, 1998.

(b) Notional principal - $20,000,000. The Corporation pays 5.72% per annum, payable on a quarterly basis and receives three month LIBOR rate. This swap expires November 30, 1998.

The Corporation is exposed to credit loss in the event of non-performance by the other party to the interest rate swap agreements. However, the Corporation does not anticipate non-performance by the counterparty.

(ii) Currency Options - The Corporation has entered into three currency option agreements to manage its exposure to movements in the Canadian dollar relative to the United States dollar. These agreements are for a total notional principal of $6,000,000 Canadian, $44,000,000 Canadian and $50,000,000 Canadian and expire on January 14, 1998, January 28, 1998 and
March 30, 1998 respectively. The Corporation is exposed to credit loss in the event of non-performance by the other party to the currency option.
However, the Corporation does not anticipate non-performance by the counterparty.

(iii) Fair Value of Financial Instruments - The carrying value of cash, accounts receivable, accounts payable and accruals and the current portion of long-term debt and other obligations approximates fair value due to the short term maturities of these instruments. Financial instruments with a carrying value different from their fair value include:



----------------------------------------------------------------------------
                           		December 31, 1997           December 31, 1996
----------------------------------------------------------------------------
        	              	   Carrying        Fair     	 Carrying       Fair
                           		Value        Value         Value        Value
----------------------------------------------------------------------------
Financial assets
Long-term investments
   and receivables
   - Practicable to estimate
     fair value	         $    631,000  	$  7,135,000	 $    935,000   $7,873,000
   - Not practicable	    $  1,575,000          	---	  $  1,600,000        	---

Financial liabilities
Long-term debt	          $333,523,000	  $347,523,000	 $326,058,000	$326,558,000

Swap agreements net receivable	  ---	   $     32,000        	---  	$    123,000
---------------------------------------------------------------------------------------------------------

The fair value of long-term investments and receivables is based on quoted market prices (where applicable) or by discounting future cash flows, including interest payments, using rates currently available for similar investments and receivables. The fair value of long-term debt is based on quoted market prices (where applicable) or by discounting future cash flows, including interest payments, using rates currently available for debt of similar terms and maturity. The fair value of interest rate swap agreements are the estimated amounts that the Corporation would receive upon termination of the agreements.


9. PENSION OBLIGATION

The Corporation has a defined benefit pension plan covering full-time employees in the United States. The benefits under this plan are based upon years of service and the employees' compensation for certain periods during the last years of employment. This plan is non-contributory and the Corporation's funding policy is to make the minimum annual contribution required by the applicable regulations. At December 31, 1997, approximately 52% of the assets of this plan were held in bonds, 36% in treasury bills, 11% in equities, and 1% in cash. The most recent actuarial estimate for the plan covering these employees as at December 31, 1997 indicates pension fund assets of $6,679,000 (1996-$6,557,000) and accrued pension benefits of $12,779,000 (1996-$12,185,000).

The Corporation has a pension plan covering full time employees in Canada. Prior to January 1, 1993 this plan was a defined benefit plan and effective on that date it was converted to a defined contribution plan. At the date of the conversion benefits under the defined benefit plan were frozen. The most recent actuarial estimate for the plan covering Canadian employees indicates a surplus of pension fund assets over accrued benefits of approximately $2,101,000.

At December 31, 1997, the Corporation's pension obligation is $1,846,000, of which $875,000 is the long-term portion ($2,145,000 at December 31, 1996 of which $1,072,000 was the long-term portion).


10. CAPITAL STOCK

------------------------------------------------------------------------------
                                    				 December 31, 1997  	December 31, 1996
------------------------------------------------------------------------------
Authorized:
Unlimited number of Common Shares, no par value
Unlimited number of First Preference Shares issuable in series, no par value
Unlimited number of Subordinate Restricted Voting Shares, no par value

Issued
103,352,907 Common Shares
(December 31, 1996 - 103,334,157)            	$ 263,542,000  	$ 263,516,000
73,446,426 Subordinate Restricted Voting Shares
(December 31, 1996 - 73,446,426)		              291,858,000  	  291,858,000
------------------------------------------------------------------------------
				                                         	$ 555,400,000	  $ 555,374,000
===============================================================================

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

The following options to purchase Common Shares expire between October 15, 2001 and December 18, 2007:

--------------------------------------------------
	Option price per share	      December 31, 1997
--------------------------------------------------
	$	1.70  Canadian		                   8,450
	 	1.87  Canadian	              	14,323,939
	 	2.00  Canadian	                 	106,750
	 	2.60  Canadian	                  	15,000
	 	1.31  United States	           1,000,000
---------------------------------------------------
Options outstanding end of year		15,454,139
===================================================


Stock option transactions for the respective years were as follows:


----------------------------------------------------------------------------
		                             December 31, 1997         December 31, 1996
	                            Number  		Weighted Av.   Number    Weighted Av.
                             of        Exercise       of     	  Exercise
                             Options   Price ($Cdn)   Options   Price ($Cdn)
-----------------------------------------------------------------------------
Options outstanding
  beginning of year         14,503,239        1.87   7,835,289         3.06
Additional options granted   1,121,750        1.79   8,019,020         1.87
Less options exercised          18,750        1.87     276,118         1.87
Less options terminated,
  canceled or expired          152,100        1.87   1,074,952         2.74
------------------------------------------------------------------------------
Options outstanding
  end of year               15,454,139        1.86  14,503,239         1.87
==============================================================================


At December 31, 1997 there were 10,385,334 options exercisable and 1,621,666 options available for grant.

iv) Under the Corporation's current financing arrangements, the Corporation is prohibited from paying any Common Share or Subordinate Restricted Voting Share dividends unless it is in compliance with specified financial ratios. The Corporation is not currently in compliance with such financial ratios. Any such payment of dividends is further subject to annual limitations.


11. COMMITMENTS AND CONTINGENCIES

i) Certain theatre properties and theatre equipment are subject to lease agreements. Certain of the property leases require the Corporation to pay additional rent and to pay all business and realty taxes and a proportion of the landlord's operating costs in respect of the leased premises. Future minimum payments, by year and in the aggregate, under theatre operating leases and theatre and equipment capital leases, as at December 31, 1997, are as follows:

---------------------------------------------------------------------
                             				Capital leases   	Operating leases
---------------------------------------------------------------------
1998			                          	$   2,613,000    	$    86,846,000
1999		                              		2,441,000	         85,702,000
2000		                              		2,316,000	         83,682,000
2001		                              		1,085,000         	81,360,000
2002			                                	520,000	        	78,118,000
Thereafter	                         		1,521,000	        755,759,000
---------------------------------------------------------------------
Total minimum lease payments	        10,496,000	    $ 1,171,467,000
					                                             	=================
Less:  Imputed interest at rates
	      between 7.5% and 8.5%	         2,255,000
	      Current portion		              1,970,000
-------------------------------------------------
	                              			$   6,271,000
=================================================

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


12. OTHER INCOME(EXPENSES)

Other income(expenses) is comprised of the following:


-----------------------------------------------------------------------------------
	                              Year ended		        Year ended 	      	Year ended
                       	December 31, 1997  	December 31, 1996  	December 31, 1995
----------------------------------------------------------------------------------
Net loss on sale
  or write down of
  theatre related assets   $ (46,239,000)       	$   (14,000)	    $ (3,014,000)

Net gain on sale
  or realization of
  non-theatre related assets	  3,787,000	               ---	         1,175,000

Other	                        		(949,000)        	(1,363,000)      	(1,023,000)
--------------------------------------------------------------------------------
                        			$ (43,401,000)       	$(1,377,000)	    $ (2,862,000)
=================================================================================


During the year ended December 31, 1997 the Corporation conducted a review of its operating assets and identified a select number of theatres for disposal. Accordingly, the Corporation took a charge of $46,239,000 representing the costs associated with terminating certain leases and disposing of certain properties and the write-off of the net book value attributable to the related properties. It is anticipated that the disposal plan will be substantially completed by the end of fiscal 1998. An amount of $10,307,000, representing remaining lease termination payments, is included in accounts payable as at December 31, 1997.

13. INCOME TAXES

--------------------------------------------------------------------
             				Year ended	         Year ended	         Year ended
			       December 31, 1997  	December 31, 1996	  December 31, 1995
--------------------------------------------------------------------
Current 	    			$ 1,072,000        	$ 1,390,000	        $ 1,269,000
====================================================================

The Corporation's income tax provision based upon income(loss) from continuing operations before income taxes is made up as follows:


-----------------------------------------------------------------------------
	                            Year ended	        Year ended	        Year ended
                     	December 31, 1997	 December 31, 1996	 December 31, 1995
-----------------------------------------------------------------------------
Statutory income tax rate        44.0%              44.0%              44.0%

Provision based on statutory
income tax rate    	 		  $ (27,173,000)    	$ (13,064,000)      $ (13,921,000)

Increase (decrease) in income tax
provision resulting from:

Tax exempt portion
  of capital gains	           (359,000)           	(6,000)           	(48,000)

Permanent differences other
  than capital gains     		   	519,000            	62,000 	           766,000

Non-recognition of tax benefit of
current year's losses for tax purposes:

 Canada 				                      	---	               ---          	1,290,000
	United States	            	35,130,000	        14,050,000	         11,913,000

Recognition of tax benefit of
prior years' losses for tax purposes:

 Canada 	              	 		 (8,117,000)      	 (1,042,000)               	---
	United States	                 			---	               ---	                ---
------------------------------------------------------------------------------
				                             		---               	---                	---
Large Corporations Tax
  and state taxes	           1,072,000         	1,390,000	          1,269,000
------------------------------------------------------------------------------
Income tax provision     	$  1,072,000	      $  1,390,000       	$  1,269,000
==============================================================================


For taxation purposes there are net operating loss carryforwards of approximately $272,000,000 available to offset future taxable income. These losses expire between the years 1998 and 2012. A portion of the United States net operating loss carryforwards, in the amount of $41,000,000, are subject to annual limitations.


14. SEGMENTED INFORMATION

Substantially all of the Corporation's operations are in the exhibition business, including the exhibition and distribution of motion picture films. The geographic distribution of revenue, income(loss) before income taxes, income taxes, income (loss) and assets are shown below:


------------------------------------------------------------------------
			                  Year ended         	Year ended		        Year ended
	            	December 31, 1997 	 December 31, 1996	  December 31, 1995
------------------------------------------------------------------------
Revenue
	Canada	         	$ 206,547,000	      $ 159,068,000	      $ 150,026,000
	United States	     367,230,000	        350,624,000	        363,124,000
-----------------------------------------------------------------------
               			$ 573,777,000       $ 509,692,000	      $ 513,150,000
=======================================================================

Income(loss) before income taxes
	Canada         		$  19,236,000	     $   2,394,000	       $  (2,788,000)
	United States	     (80,231,000)	      (32,086,000)	        (28,850,000)
------------------------------------------------------------------------
                		$ (60,995,000)	    $ (29,692,000)	      $ (31,638,000)
========================================================================
Income taxes
	Canada	          $     323,000    	$     235,000        	$     126,000
	United States	         749,000	        1,155,000            	1,143,000
------------------------------------------------------------------------
	                	$   1,072,000	    $   1,390,000	        $   1,269,000
========================================================================

Income(loss)
	Canada	          $  18,913,000   	 $   2,159,000        	$  (2,914,000)
	United States	     (80,980,000)	     (33,241,000)	         (29,993,000)
-------------------------------------------------------------------------
		                $ (62,067,000)	   $ (31,082,000)	       $ (32,907,000)
=========================================================================

---------------------------------------------------------------
                      			December 31, 1997	  December 31, 1996
---------------------------------------------------------------
Assets
	Canada 	                  		$ 163,323,000	      $ 142,448,000
 United States	               	472,152,000	        501,723,000
---------------------------------------------------------------
			                         	$ 635,475,000	      $ 644,171,000
===============================================================

Film exhibition operations outside of Canada and the United States are currently limited to one theatre (six screens) in Budapest, Hungary. This location is not material to the Corporation's financial position or results of operations and is included with Canada for segmented disclosure purposes.


15. SUMMARY FINANCIAL INFORMATION OF PLITT THEATRES, INC. (PLITT)

The following is summarized consolidated financial information of Plitt:

----------------------------------------------------------------------------
                  				        Year ended	       Year ended       	Year ended
			                    December 31, 1997	December 31, 1996	December 31, 1995
----------------------------------------------------------------------------
Revenue				               	$ 367,230,000  	  $ 350,624,000	   $ 363,124,000
============================================================================
Income (loss) from
continuing operations
before general and
administrative expenses,
depreciation and amortization,
interest on long-term debt
and income taxes			         	$  (1,813,000)	 $  45,847,000	  $  46,148,000
===========================================================================
Net loss					                $ (80,980,000) 	$ (33,241,000)	 $ (29,993,000)
===========================================================================

The results for the year ended December 31, 1997 include $1,313,000 of costs charged to Plitt by the Corporation (1996-$1,799,000; 1995-$Nil).

----------------------------------------------------------------
                       			December 31, 1997	 December 31, 1996
----------------------------------------------------------------
Current assets		             $  14,382,000	      $  17,105,000
Noncurrent assets           	$ 457,770,000	      $ 484,618,000
Current liabilities         	$ 130,838,000	      $  55,078,000
Noncurrent liabilities	      $ 256,008,000      	$ 265,386,000
================================================================

Current liabilities at December 31, 1997 include a net payable to the Corporation and other corporations within the consolidated group in the amount of $32,477,000 (1996-$9,551,000). Noncurrent liabilities at December 31, 1997 and December 31, 1996 include $10,000,000 that is owed to the Corporation.


16. RELATED PARTY TRANSACTIONS

Related party transactions not disclosed elsewhere in these financial statements include film distribution and exhibition agreements which the Corporation enters into with Universal. These agreements are conducted in accordance with normal business terms and conditions. Pursuant to these agreements, the Corporation, in the year ended December 31, 1997, paid approximately $27,459,000 in film licensing fees to Universal (1996- $20,631,000, 1995-$31,198,000) and received from Universal approximately $1,010,000 (1996-$666,000, 1995-$576,000) relating to distribution services.


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

The income tax provision for the year ended December 31, 1997 calculated in accordance with United States accounting principles was the same as that reported under Canadian accounting principles after reflecting a net decrease in the valuation allowance of $58,600,000 (1996 - net increase of $19,400,000, 1995 - net increase of $22,700,000).

The application of the above noted United States accounting principles on the balance sheet of the Corporation as at December 31, 1997 resulted in no net difference in deferred taxes from that reported under Canadian accounting principles. Net deferred tax assets and liabilities are comprised of the following:

--------------------------------------------------------------
                        	December 31, 1997	  December 31, 1996
--------------------------------------------------------------
Deferred Tax Assets
     Non capital losses		    $   22,378,000	  $   98,039,000
     Depreciation		          	   27,225,000	      25,922,000
     Loss on disposals		         13,729,000	             ---
     Other                    			13,768,000	      15,039,000
--------------------------------------------------------------
		                             		77,100,000     	139,000,000
     Less:  Valuation allowance	(44,400,000)   	(103,000,000)
--------------------------------------------------------------
                         				$   32,700,000	  $   36,000,000
==============================================================

---------------------------------------------------------------
Deferred Tax Liabilities
     Depreciation	        		$   32,134,000   	$   34,755,000
     Other		                      	566,000		       1,245,000
---------------------------------------------------------------
			                       	 $   32,700,000	   $   36,000,000
===============================================================

ii) Under GAAP in the United States and the financial reporting requirements of the Securities and Exchange Commission, all operating income and expenses, such as those listed in note 12 to the consolidated financial statements, are required to be included in any subtotal purporting to represent income(loss) from operations. Therefore, under U.S. GAAP, income(loss) from operations as cross-referenced from the income statement to this note would be as follows:

-----------------------------------------------------------
       Year ended		         Year ended		         Year ended
December 31, 1997	   December 31, 1996	   December 31, 1995
-----------------------------------------------------------
    $ (27,095,000)		       $ 5,790,000	   	     $ 9,345,000
===========================================================

iii) The Corporation applies APB Opinion No. 25 in accounting for its stock options under United States GAAP. Beginning in 1996, United States GAAP encourages, but does not require, the recording of compensation cost for stock options at fair value. The new United States accounting pronouncement, SFAS No. 123, does however, require the disclosure of pro forma net income and earnings per share information as if the Corporation had accounted for its stock options issued in 1997, 1996 and 1995 under the fair value method. Accordingly, the fair value of these options has been estimated at the date of grant or re-issue using the Black-Scholes option pricing model with the following assumptions for 1997 and 1996: weighted average risk free interest rate of 5.38% and 5.96%; dividend yield of 0%; volatility factor of the expected market price of the Corporation's Common Shares of 0.42 and 0.60; and a weighted average expected life of the options of 2.0 and 2.9 years. The weighted-average grant-date fair value of the options issued in 1997 was Canadian $0.48 and in 1996 was Canadian $0.80. For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period which ranges from upon issuance or re-issue to four years. Retroactive application of the fair value method to prior years is not permitted, therefore the full effect of the fair value method will not be reflected in the pro forma disclosures until it has been applied to all non-vested options. Assuming the Corporation has accounted for its stock options issued under the fair value method, United States GAAP pro forma net loss and net loss per share for the years ended December 31, 1997 and 1996 would have been $63,559,000 ($0.36 per share) and $35,059,000 ($0.21 per share)
respectively. Compensation cost for the year ended December 31, 1995 has not been estimated as the number of options issued in the year was insignificant.

iv) Under GAAP in the United States and the financial reporting requirements of the Securities and Exchange Commission, presentation of Cash Flow from Operating Activities per Share is not permitted on the face of the Statement of Changes in Cash Resources.

v) In accordance with FAS 87 the following disclosures are made:

Defined Benefit Pension Plan

-----------------------------------------------------------------------------
 	                         		Year ended		       Year ended	       	Year ended
	                   		December 31, 1997	 December 31, 1996 	December 31, 1995
-----------------------------------------------------------------------------
Periodic Pension Cost
   Service cost         		$    315,000	       $    332,000	     $    318,000
   Interest cost		             899,000	           	896,000	         	926,000
   Return on assets	          (554,000)	          (537,000)	        (460,000)
   Other                    			214,000           		529,000	         	263,000
-----------------------------------------------------------------------------
			                       $    874,000	       $  1,220,000     	$  1,047,000
=============================================================================

Key assumptions
   Discount rate				              7.75%	             7.50%	            8.00%
   Expected long term return
     on assets                   	8.50%             	8.50%	            8.50%
   Compensation increase rate		   6.00%	             6.00%	            6.00%

------------------------------------------------------------------------------
		                           		                	Year ended	         Year ended
	                                     			December 31, 1997  	December 31, 1996
------------------------------------------------------------------------------
Reconciliation of Funded Status
   Projected benefit obligation            		$ (12,779,000)    	$ (12,185,000)
   Plan assets at fair value			                  6,679,000	         6,557,000
   Unrecognized net loss			                      3,384,000         	2,515,000
   Prior service costs not yet recognized	         108,000          		129,000
   Unrecognized net transition obligation         	824,000	          	989,000
   Other			                                     		 (62,000)	         (150,000)
===============================================================================
		                                        			$  (1,846,000)    	$  (2,145,000)
===============================================================================

Defined Contribution Pension Plan

No cost is recognized in any of the three years ended December 31, 1997 with respect to this plan.

vi) Under GAAP in the United States and the financial reporting requirements of the Securities and Exchange Commission, costs related to the proposed merger in the amount of $2,280,000, which have been charged to retained earnings under Canadian GAAP, would be charged to expense under U.S. GAAP. Accordingly, the following tabular reconciliation is provided for net loss in accordance with U.S. GAAP:

-------------------------------------------------------
			                                 					Year ended
						                          		December 31, 1997
-------------------------------------------------------
Net loss as reported on the
  consolidated income statement     		$ (62,067,000)
Proposed merger costs					               	2,280,000
------------------------------------------------------
Net loss in accordance with
  U.S. GAAP		                       		$ (64,347,000)
======================================================

In accordance with U.S. GAAP the basic and fully diluted loss per share is $0.36. Shareholders' equity is unaffected.


18. JOINT VENTURES

The Corporation's prorata share of the joint venture operations through which it carries out part of its activities is summarized below. The Balance Sheet amounts below reflect the elimination of accounts between these joint ventures and the Corporation.

-----------------------------------------------------------------------------
                            	Year ended        	Year ended        	Year ended
	                     December 31, 1997  December 31, 1996 	December 31, 1995
-----------------------------------------------------------------------------
Revenue	                    $ 8,367,000       	$ 4,727,000	      $ 3,624,000
Expenses                     	4,881,000         	3,519,000	        2,588,000
----------------------------------------------------------------------------
Net income                 	$ 3,486,000	       $ 1,208,000	      $ 1,036,000
============================================================================
Cash flow from operations	  $ 3,969,000       	$ 1,589,000  	    $ 1,251,000
============================================================================

------------------------------------------------------------------
			                        December 31, 1997	   December 31, 1996
------------------------------------------------------------------
Current assets		                $  2,281,000        	$    966,000
Noncurrent assets              	$ 12,833,000	        $ 10,953,000
Current liabilities	            $  2,305,000	        $  1,629,000
Noncurrent liabilities	         $  2,381,000	        $  2,167,000
==================================================================

19. RECLASSIFICATIONS

Certain prior years' balances have been reclassified to conform with the financial statement presentation adopted in the current year.

20. PROPOSED MERGER

On September 30, 1997, the Corporation announced that it has entered into an agreement with SPE and LTM which provides for the combination of the businesses of the Corporation and LTM. LTM is a private Delaware Corporation wholly-owned by SPE. The transaction will involve combining the Corporation with the Loews Theatres Exhibition Group, which consists of Sony/Loews Theatres and its joint ventures with Star Theatres and Magic Johnson Theatres. It is proposed that the combined company will be named Loews Cineplex Entertainment Corporation (LCE). It is anticipated that LCE will have over 2,700 screens in approximately 450 locations in North America.

Pursuant to a series of related transactions to be effected pursuant to a Plan of Arrangement under the Business Corporations Act (Ontario), the Corporation's shares will be exchanged for shares of LCE with the result that the Corporation will become a wholly-owned subsidiary of LCE. Upon closing of the transaction, SPE will own approximately 51.1% of LCE's shares (representing 49.9% of LCE's voting shares); Universal will own approximately 26.0% of LCE's shares (subsequent to a cash subscription of approximately $84.5 million); the Bronfman Trusts will own approximately 9.6% of LCE's shares; and the shareholders of the Corporation, other than Universal and the Bronfman Trusts, will own approximately 13.3% of LCE's shares. It is intended that the LCE shares will be listed on the New York Stock Exchange and the Toronto Stock Exchange.

The merger is subject to approval by the shareholders of the Corporation and regulatory approval in both Canada and the United States. The special meeting of shareholders is scheduled for March 26, 1998. It is anticipated that closing of this transaction will take place in the second quarter of 1998.

During the year ended December 31, 1997 the Corporation incurred legal, investment banking and other costs directly attributable to the proposed merger. Such costs are considered to be a capital transaction under Canadian GAAP and accordingly have been charged to retained earnings (note
17).

Selected Quarterly Financial Data
(In thousands of U.S. dollars except per share data)


                                           	  Unaudited
-----------------------------------------------------------------------------
                                  							Three Months Ended
		                       March 31	     June 30	 September 30 	December 31
		                           1996         1996         1996          1996
-----------------------------------------------------------------------------
Revenue		              	$ 128,351    $ 117,783    $ 141,976    $ 121,582
Operating income(loss)	     3,951       (1,793)       6,523       (1,514)
Loss        		             (7,157)     (11,070)      (2,970)      (9,885)

Loss per share
Basic		                	    (0.06)       (0.06)       (0.02)       (0.06)
Fully Diluted	              (0.06)       (0.06)       (0.02)       (0.06)
-----------------------------------------------------------------------------
					                                      Three Months Ended
	                       	March 31	    June 30	 September 30 	 December 31
				                         1997        1997          1997          1997
-----------------------------------------------------------------------------
Revenue	               	$ 150,546    $ 127,215    $ 149,960    $ 146,056
Operating income(loss)	    10,759       (5,527)       6,409        4,665
Income(loss)   		           2,107      (14,579)      (7,164)     (42,431)

Earnings(loss) per share
Basic	                      	0.01        (0.08)       (0.04)       (0.24)
Fully Diluted	               0.01        (0.08)       (0.04)       (0.24)
-----------------------------------------------------------------------------


		SUPPLEMENTAL SCHEDULES:

Schedules of the Corporation for each of the three years in the period ended December 31, 1997 are filed under Item 14 hereto.


ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE.

		Not Applicable.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The information required by Item 10 is set forth in the Corporation's Proxy Statement under the caption "Directors and Officers" and "Security Ownership of Certain Beneficial Owners and Management" and is incorporated herein by reference (except that certain information regarding the Corporation's executive officers is included in Part I under the heading "Executive Officers").

ITEM 11.	EXECUTIVE COMPENSATION.

The information required by Item 11 is set forth in the Corporation's Proxy Statement under the caption "Compensation" and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN
BENEFICIAL OWNERS AND MANAGEMENT.

The information required by Item 12 is set forth in the Corporation's Proxy Statement under the caption "Security
Ownership of Certain Beneficial Owners and Management" and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information required by Item 13 is set forth in the Corporation's Proxy Statement under the captions "Interests of Insiders in Material Transactions" and "Compensation" and is incorporated herein by reference.

PART IV

ITEM 14.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
FORM 8-K.

(a)	1.	FINANCIAL STATEMENTS

The following financial statements of the Corporation have been filed under Item 8 hereto.

Auditors' Report

Consolidated Balance Sheets at December 31, 1997 and 1996

For each of the years ended December 31, 1997, 1996 and 1995:

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

 (x)		The following Exhibits, numbered as they were for filing
 as an Exhibit to the Corporation's Annual Report on Form 10-K for 1995 are incorporated herein by reference:

10.1		Fifth Amendment Agreement dated as of March 26, 1996 by
and among Cineplex Odeon Corporation, Plitt Theatres, Inc., the Guarantors, The Bank of Nova Scotia as agent, and the Banks party thereto.

10.2		Amended and Restated Subscription Agreement dated
as of March 19, 1996 by and among Cineplex Odeon Corporation, MCA INC. and the Charles Rosner Bronfman Trust.

 (xi)		The following Exhibits, numbered as they were for filing
 as an Exhibit to the Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996 are incorporated herein by reference:

3.1		Articles of the Corporation as amended effective June 6, 1996.

10.1		Stock Option Plan as amended effective June 6, 1996.

 (xii)		The following Exhibits, numbered as they were for filing
 as an Exhibit to the Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996 are incorporated herein by reference:

10.1		Sixth Amendment Agreement dated as of August 16, 1996 by
and among Cineplex Odeon Corporation, Plitt Theatres, Inc., the Guarantors, The Bank of Nova Scotia as agent, and the Banks party thereto.

10.2		Seventh Amendment Agreement dated as of October 31, 1996
by and among Cineplex Odeon Corporation, Plitt Theatres, Inc., the Guarantors, The Bank of Nova Scotia as agent, and the Banks party thereto.

 (xiii)	The following Exhibits, numbered as they were for filing
as an Exhibit to the Corporation's Annual Report on Form 10-K for 1996 are incorporated herein by reference:

10.1		Eighth Amendment Agreement dated as of February 17, 1997
by and among Cineplex Odeon Corporation, Plitt Theatres,
Inc., the Guarantors, The Bank of Nova Scotia as agent, and the Banks party thereto.

10.2		Employment Agreement between Cineplex Odeon Corporation
and Mr. Allen Karp dated as of July 4, 1996 as amended by letter agreement dated as of December 6, 1996.

10.3		Employment Agreement between Cineplex Odeon Corporation
and Mr. Ellis Jacob dated as of December 6, 1996.

10.4		Employment Agreement between Cineplex Odeon Corporation
and Mr. Robert Tokio dated as of December 6, 1996.

10.5		Employment Agreement between Cineplex Odeon Corporation
and Mr. Michael Herman dated as of December 6, 1996.

10.6		Employment Agreement between Cineplex Odeon Corporation
and Mr. Howard Lichtman dated as of December 6, 1996.

10.7		Employment Agreement between Cineplex Odeon Corporation
and Mr. Irwin Cohen dated as of December 6, 1996.

10.8		Employment Agreement between Cineplex Odeon Corporation
and Mr. Michael McCartney dated as of September 15, 1995 as amended by letter agreement dated as of January 22, 1997.

 (xiv)		The following Exhibit, numbered as they were for filing
as an Exhibit to the Corporation's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997 are incorporated herein by reference:

10.1		Performance-Based Option Agreement.

 (xv)		The following Exhibits, numbered as they were for filing
as an Exhibit to the Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997 are incorporated herein by reference:

10.1		Tenth Amendment Agreement dated as of November 7, 1997
by and among Cineplex Odeon Corporation, Plitt Theatres, Inc., the Guarantors, the Bank of Nova Scotia as agent, and the Banks party thereto.

 (xvi)		The following Exhibits are filed herewith:

11.1	 	Statement re computation of earnings per share.

21.1  	Subsidiaries of the Corporation.

23.1		Consent of KPMG.

27	  	Financial Data Schedule.

 (b)	On October 17, 1997, the Corporation filed a
Form 8-K dated September 30, 1997 reporting that the
Corporation, SPE and LTM have entered into an agreement which provides for the combination of the businesses of the Corporation and LTM. The following Exhibits, numbered as they were for filing as an Exhibit to the Form 8-K are incorporated herein by reference:

1		Master Agreement among Sony Pictures Entertainment Inc.,
LTM Holdings, Inc. and Cineplex Odeon Corporation dated as of
September 30, 1997.

2		Form of Plan of Arrangement of Cineplex Odeon Corporation
under Section 182 of the Business Corporations Act (Ontario).

3		Stockholders Agreement among LTM Holdings, Inc., Sony
Pictures Entertainment Inc., Universal Studios, Inc., Charles Rosner Bronfman Family Trust and certain other parties dated as of September 30, 1997.

4		Subscription Agreement by and between LTM Holdings, Inc. and
Universal Studios, Inc. dated as of September 30, 1997.

5		Press Release of Cineplex Odeon Corporation and Sony
Corporation of America dated September 30, 1997.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

						CINEPLEX ODEON CORPORATION


						By:  Allen Karp
           --------------------
						     Allen Karp
						     President and Chief
						     Executive Officer

						Date:  March 11, 1998


						By:  Stephen Brown
           ---------------------
 				     	Stephen Brown
	 					    Senior Vice-President
						     and Chief Financial Officer

						Date:  March 11, 1998

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.


  Signature		   Title				                      Date


  Allen Karp              	 President, Chief Executive 	   March 11, 1998
  ----------                Officer and Director
  Allen Karp		              (Principal Executive
			                          Officer)

  Ellis Jacob               Executive Vice-President 	     	March 11, 1998
  -----------               and Chief Operating Officer
  Ellis Jacob               and Director


  E. Leo Kolber          	  Chairman of the Board	         	March 11, 1998
  -------------
  E. Leo Kolber


  Rudolph P. Bratty     	  	Director		                   	 	March 11, 1998
  -----------------
  Rudolph P. Bratty


  -----------------         Director
  John H. Daniels


  -----------------         Director
  Bruce L. Hack


                            Director
  -----------------
  Brian C. Mulligan


                            Director
  -----------------
  Andrew J. Parsons


  Eric W. Pertsch       	  	Director		                  	 	March 11, 1998
  -----------------
  Eric W. Pertsch


  Robert Rabinovitch      		Director			                   	March 11, 1998
  ------------------
  Robert Rabinovitch


  James D. Raymond      	  	Director			                    	March 11, 1998
  ----------------
  James D. Raymond


                            Director
  ------------------
  Howard L. Weitzman

INDEPENDENT AUDITORS' REPORT ON SCHEDULE

The Board of Directors and Shareholders of Cineplex Odeon Corporation

Under date of February 13, 1998 we reported on the consolidated balance sheets of Cineplex Odeon Corporation as at December 31, 1997 and 1996 and the related consolidated statements of income and changes in shareholders' equity and cash resources for each of the years in the three year period ended December 31, 1997, as contained in the annual report on Form 10-K for the year 1997. In connection with our audits of the aforementioned consolidated financial statements, we also have audited the related financial statement schedule in the Form 10-K. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.
In our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

KPMG

Chartered Accountants
Toronto, Canada
February 13, 1998

CINEPLEX ODEON CORPORATION
SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
For fiscal periods 1997, 1996 and 1995
(in thousands of U.S. dollars)



   Column A      		Column B	   Column C	               Column D	    Column E

               			Balance at 	Charged to	 Charged to	 Deductions/			Balance
                Beginning of  Costs and 	 Other	      Other         at End
Description         		Period 	Expenses	   Accounts 		 Changes       of Period
-----------    -------------  ---------   ----------  -----------   ---------

Year Ended December 31, 1997

Allowance for
  doubtful accounts   	$465      		N/A        	N/A	      	($48)	(ii)	   $417
Goodwill	          		11,281 	   	1,109          	0 	       	(8)	      12,382
Deferred charges	    	3,671 	   	1,597          	0 	      	(74)	       5,194
                   --------    -------       -----      --------     -------
	                  	$15,417 	  	$2,706        		$0 	    	($130)	    	$17,993
                   --------    -------       -----      --------     -------

Year Ended December 31, 1996

Allowance for
  doubtful accounts  	$524      		N/A	        	N/A		      ($59)	       $465
Goodwill	          	10,167      1,114          		0 	        	0 		    11,281
Deferred charges	   	2,395 		   1,275 		         0 	        	1 	      3,671
											        -------     ------        -----        -----      ------
	                  $13,086    	$2,389         		$0 	     	($58)	   	$15,417
											        -------     ------        -----        -----     -------

Year Ended December 31, 1995

Allowance for
  doubtful accounts	 $519 	     	N/A         		N/A	         $5 	        $524
Goodwill	          	9,702 	    1,147 	           0 		     (682)	(iii)	10,167
Deferred charges			 1,170     	1,452 		          0       	(227)	(iv)  	2,395
			               -------     ------          -----      -------      ------
                  $11,391 		  $2,599            $0      		($904)    	$13,086
                  -------     ------          -----      -------      ------


Notes

(i) Unless otherwise stated, Deductions/Other Changes represent the translation adjustment on the conversion of Canadian dollar amounts to U.S. dollars.

(ii)  $32 relates to the write-off of uncollectible property tax

(iii) $687 relates to the write-off of the accumulated amortization of
goodwill associated with the	sale of certain theatres.

(iv) $236 relates to the write-off of a deferred charge item that had
become fully amortized	during the period.

EXHIBIT INDEX



Exhibit			Description	                                      Page Number

11.1	     Statement re computation of earnings per share.

21.1     	Subsidiaries of the Corporation

23.1	     Consent of KPMG.

27	       Financial Data Schedule.